Form 10-K
period 2008-12-31
Cornerstone Financial Corp
filed 2009-03-30
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

|X| Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008
                                                        -OR-
|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ___________ to _____________.

                        CORNERSTONE FINANCIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

                       New Jersey                                 80-0282551
      ---------------------------------------------          -------------------
      (State or other jurisdiction of incorporation          (I.R.S. Employer
      or organization)                                       Identification No.)

      6000 Midlantic Drive, Suite 120 S, New Jersey                   08054
      --------------------------------------------------------------------------
      (Address of principal executive offices)                      Zip Code

         Registrant's telephone number, including area code:   (856) 439-0300
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                    None
                                                              (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
                                                     Common Stock, no par value
                                                         (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES __  NO  X
           ----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, am accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES __ NO X

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter $9,753,384.

As of March 17, 2009, there were 1,655,767 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be sent to shareholders in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K, which is expected to be filed with the FDIC not later than 120 days after the end of the registrant's last fiscal year.

                                     PART I

Forward-Looking Statements

         Cornerstone Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The following factors, among others, along with those items disclosed herein under the caption "Risk Factors", could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the above listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business

Cornerstone Financial Corporation

         The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the "Bank") to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Bank's business. The holding company reorganization was completed in January, 2009. As such, the Company did not have any operations in 2008, other than obtaining regulatory approval for the holding company reorganization, and the results of operations, and all financial and trading market data presented herein, are those of the Bank on a stand alone basis. Ownership and control of the Bank is the only activity of the Company, and as of the date of this Annual Report, the Company did not have any subsidiaries other than the Bank.

         The Company's offices are located at 6000 Midlantic Drive, Suite 120 S, New Jersey, 08054 and its phone number is (856) 439-0300.

Cornerstone Bank

         The Bank is a New Jersey state chartered commercial bank headquartered in Moorestown, New Jersey. The Bank commenced operations on October 4, 1999, and conducts business from its main office in Moorestown and from five additional branch offices located in Medford, New Jersey, Burlington, New Jersey, Cherry Hill, New Jersey , Voorhees, New Jersey and Moorestown, New Jersey. The Bank provides a broad range of lending, deposit and financial products. The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals. At December 31, 2008, the Bank had total assets of $247.5 million, total deposits of $202.0 million and shareholders' equity of $15.4 million.

         The Bank offers a broad range of deposit and loan products and banking services, including personal and business checking accounts, individual retirement accounts, business money market accounts, certificates of deposit, wire transfers, automated teller services, night depository and drive-through banking. The Bank also offers a three-tiered form of personal demand account, paying progressively higher rates of interest as account balances increase. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal maximum amount.

         As an enhancement to its traditional banking services, the Bank also provides and services a fully transactional website under the domain name www.cornerstonebanknj.com. Customers have access to current rates and terms on deposit and loan products, and may make balance inquiries, request stop payments, reorder checks, pay bills and transfer funds between existing accounts within the Bank. The information included on the Bank's website is not part of this report.

          The Bank has one subsidiary, Cornerstone Realty Holdings, Inc., a New Jersey corporation, which was formed during the second quarter of 2005 to acquire and sell real property that has been previously foreclosed upon by the Bank.


Market Area

         The Bank's market area is comprised of approximately 300 square miles in western Burlington County and northern Camden County, New Jersey. The Bank has chosen this market because it believes it contains a stable, diversified economy. Within this market area, the Bank presently focuses its activities in the suburban communities of Moorestown, Mount Laurel, Medford, Burlington City, Cherry Hill, Mount Holly, Maple Shade, Medford Lakes, Evesham, Gibbsboro and Voorhees, New Jersey. The deposit and loan activities of the Bank are significantly affected by economic conditions it its market area. The Bank believes that its market area provides strong opportunities in which to develop a banking franchise. The Bank's strategy for future growth is to selectively expand its present market into locations where it can build upon the relationships the members of the Bank's Board of Directors and management team have with community members to best utilize our community oriented approach to our competitive advantage. The establishment of branches is subject to approval by the NJDOBI.

         In June 2008, the Bank opened a new facility in Moorestown, New Jersey, where the Bank has built and operates its sixth branch. In February 2009, the Bank has filed an application with the NJDOBI for the approval to establish a mini branch of the bank located at 6000 Midlantic Drive, Suite 90, in Mount Laurel, New Jersey. The new branch in Mount Laurel is expected to open during the second quarter of 2009.

Competition

         The banking business is highly competitive. The Bank faces substantial competition both in attracting deposits and in originating loans. The Bank competes primarily with both local and regionally-based commercial banks, savings banks and savings and loan associations, most of which have greater assets, capital and lending limits. Other competitors include mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

         The Bank's larger competitors have greater financial resources than the Bank to finance wide-ranging advertising campaigns. The Bank conducts only limited media advertising, and its initial marketing efforts have depended heavily upon its Board of Directors' and shareholders' referrals and employee calling programs.

         The Bank's core business consists of providing responsive, high quality banking services to small businesses, professionals and retail customers living and working in the Bank's market area. The Bank's officers and directors are active in the Bank's market area and management believes that these communities have supported, and will continue to support, a locally owned and managed community bank committed to providing outstanding customer service and a broad array of banking products driven by the Bank's customers' needs. The Bank believes that this strategy provides the Bank with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable the Bank to continue to attract core deposits and loans within the Bank's market area.

Lending Activities

         General. The Bank offers business and personal loans generally on a secured basis, including: commercial loans (term and time); commercial lines of credit; mortgage loans (conventional 30-year, commercial and jumbo real estate); commercial and residential construction loans; letters of credit; and consumer loans (home equity and installment). The Bank makes commercial loans to small businesses primarily in the Bank's market area. The Bank's legal lending limit to any one borrower is 15% of capital for most loans, and 25% of capital for loans secured by certain types of readily marketable collateral. At December 31, 2008, all of the Bank's loans were below these limits to foster diversity within the Bank's loan portfolio by avoiding undue concentration with any one borrower.

         The Bank's ability to originate loans is dependent upon customer demand, which is affected by the current and expected future level of interest rates. Interest rates are affected by the demand for loans, the supply of money available for lending purposes and the rates offered by competitors. Among other things, these factors are, in turn, affected by economic conditions, monetary policies of the federal government, including the Federal Reserve, and legislative tax policies.

         Commercial Loans. Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets. The loans generally are secured by these types of assets as collateral and/or by personal guarantees provided by principals of the borrowers. The majority of the Bank's customers for these loans are small and medium sized businesses located in the Bank's market area.

         At December 31, 2008, commercial loans totaled $60.7 million or 31.2% of the total loan portfolio, including $13.9 million in lines of credit.

         Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans generally is substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

         Mortgage Loans. The Bank originates mortgage loans secured by real estate primarily located in the Bank's market area. Included as mortgage loans are commercial real estate, residential real estate and jumbo real estate loans. At December 31, 2008, the Bank had $110.5 million, or 56.9% of the total loan portfolio invested in commercial and residential real estate loans. The Bank's real estate loans are primarily secured by first mortgages and to a lesser extent by junior liens and consist of fixed-rate loans secured by various types of real estate collateral as discussed below.

         Commercial Real Estate

         The Bank emphasizes the origination of commercial real estate loans within its real estate portfolio. Loans on commercial properties are generally originated in amounts up to the lower of 75% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Bank's market area. Commercial real estate loans are generally made with fixed interest rates which mature or reprice in five to seven years with principal amortization of up to 25 years.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, in addition to the borrower's creditworthiness, is the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.

         Residential Real Estate

         The majority of the Bank's residential mortgage loans consist of loans secured by one- to four-family residences located in the Bank's market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 25 years.

         The Bank offers adjustable rate loans with fixed rate periods of up to 5 years, with principal and interest calculated using a maximum 30-year (owner occupied) or 25-year (non-owner occupied) amortization period. In all cases, the rates and terms for these loans follow Federal National Mortgage Association ("FNMA") guidelines and vary based on those guidelines. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

         All of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable if the borrower sells or otherwise transfers to a third party an interest in the property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage portfolio.

         In some instances, the Bank charges a fee equal to a percentage of the loan amount (commonly referred to as "points"). The Bank generally originates residential mortgage loans in conformity with FNMA standards so that the loans will be eligible for sale in the secondary market. The majority, but not all, of the residential mortgage loans originated by the Bank historically have been sold and have not been serviced by the Bank.

         Appraisals

         Property appraisals on real estate securing the Bank's loans are made by state certified and licensed independent appraisers approved by the Board Loan Committee, which is made up of members of the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. It is the Bank's policy to obtain title insurance policies on first mortgage loans originated by the Bank.

         Construction Loans. The Bank may originate loans to finance the construction of commercial real estate and to a limited extent residential real estate in the Bank's market area. Generally, the Bank will make construction loans only if there is a permanent mortgage commitment in place. Interest rates on commercial construction loans are typically in line with normal commercial mortgage loan rates, while interest rates on residential construction loans are slightly higher than normal residential mortgage loan rates. These loans usually are adjustable rate loans and generally have terms of up to one year.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. At December 31, 2008, construction loans totaled $12.3 million, or 6.3% of the total loan portfolio.

         Letters of Credit. Standby letters of credit are conditional commitments issued by the Bank to a third party on behalf of a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. The Bank evaluates each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate. At December 31, 2008, the Bank's obligations under standby letters of credit totaled $718,000.

         Consumer Loans. The Bank originates consumer loans, including installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant.

         Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower's residential property. Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate. Home equity term loans are offered with terms of 5 to 15 years; home equity lines are repaid at 1/180th of the outstanding principal balance each month. The Bank generally requires a loan to value ratio in the range of 85% to 90% of the appraised value, including any outstanding prior mortgage balance. At December 31, 2008, home equity loans totaled $10.5 million or 5.4% of the total loan portfolio.

         The Bank originates installment loans secured by a variety of collateral, such as new and used automobiles. The Bank makes a very limited number of unsecured installment loans, which includes unsecured revolving credit reserve accounts. As of December 31, 2008, installment loans totaled $252,000, or 0.1% of the total loan portfolio.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, the Board of Directors, customers, borrowers and referrals from real estate brokers, accountants, attorneys and shareholders.

         Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. Depending on the type, collateral and amount of the credit request, various levels of internal approval may be necessary.

         Loan Commitments. When a loan is approved, the Bank generally issues a written commitment to the loan applicant. The commitment indicates the loan approval terms and is generally valid for a period of up to 45 days. Most of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 2008, the Bank had approximately $42.5 million in loan commitments outstanding.

         Loans to One Borrower. Under New Jersey banking law, the Bank is generally subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2008, this loan to one borrower limit was approximately $2.9 million. This loans-to-one-borrower limit may be increased by an additional 10% of adjusted capital funds, which at December 31, 2008 was approximately $1.9 million, if collateralized by readily marketable securities as defined by regulation. At December 31, 2008, there were no loans outstanding or committed to any borrower which individually or in the aggregate exceeded the applicable limits.

Non-Performing and Problem Assets

         Loan Delinquencies. The Bank's collection procedures provide that after a loan is 15 days past due a late charge is added. The borrower is contacted by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues to be delinquent for 90 days or more, the Bank usually initiates foreclosure proceedings unless other repayment arrangements are made. Each delinquent loan is reviewed on a case-by-case basis in accordance with the Bank's lending policy.

         Delinquent loans 90 days or more past due at December 31, 2008, consisted of three loans totaling $2,375,000 as compared to five loans totaling $971,000 at December 31, 2007. The delinquent loans as of December 31, 2008 and 2007, were considered well collateralized and in the process of collection and were therefore still accruing interest.

         Non-Performing Assets. Non-performing assets consist of non-accrual loans, loans over ninety days delinquent and still accruing interest, renegotiated loans and other real estate owned ("OREO"). Non-accrual loans are those on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of the ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

         Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2008 and 2007, the Bank did not have any non-accrual loans. At December 31, 2008, the Bank had three impaired loans totaling $2,375,000 which are sufficiently collateralized and therefore no specific reserves have been recorded against them. The average balance of impaired loans totaled $2,383,000 for 2008, interest income recorded on impaired loans during the year ended December 31, 2008 totaled $69,000. The Bank had no impaired loans at December 31, 2007.

         Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss."

         An asset is considered "substandard" if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses which can jeopardize the timely payments of the loan.

         Assets classified as "doubtful" exhibit all of the weaknesses defined under the substandard category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount.

         Assets classified as "loss" are those considered uncollectible or of little value, even though a collection effort may continue after the classification and potential charge-off.

         The Bank also internally classifies certain assets as "special mention." Such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

         When an insured institution classifies problem assets as either "substandard" or "doubtful," it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount.

         At December 31, 2008 the Bank had two loans totaling $261,000 classified as substandard constituting 0.1% of the Bank's loan portfolio, compared to five loans totaling $777,000 classified as substandard at December 31, 2007, representing 0.5% of the Bank's then current loan portfolio. No loans were classified as doubtful or loss at December 31, 2008 and 2007.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2008 the Bank had one property classified as real estate owned with a carrying value of $281,000 as compared to one property with a carrying value $466,000 at December 31, 2007. The change reflects adjustments made to the carrying value during 2008.

         Allowance for Losses on Loans and Real Estate Owned. It is the policy of management to provide for inherent losses on unidentified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in the Bank's loan portfolio. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their lower of cost or fair value, less disposal costs, when necessary.

         Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.


Investment Securities Activities

         The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income and provide acceptable limits of safety and liquidity. At December 31, 2008, the Bank's investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) state and municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

         The Bank invests in securities based on their investment grade. The investment portfolio predominantly consists of securities issued or guaranteed by the United States Government and its agencies. In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, the Bank classifies its investment securities at the time of purchase as either "trading," "available for sale" ("AFS") or "held to maturity" ("HTM"). To date, management has not purchased any securities for trading purposes. Management classifies most securities as HTM, and to a lesser extent, AFS. AFS securities are carried at fair value in the statements of financial condition with an adjustment to equity, for changes in the fair value of securities, net of tax. The adjustment to equity, net of tax, is presented in the caption "Accumulated other comprehensive loss."

          At December 31, 2008, the Bank held an HTM investment portfolio with an amortized cost of $28.4 million, or 11.5% of total assets, with an estimated fair market value of $28.5 million. The Bank had no AFS investments as of December 31, 2008.

Sources of Funds

       General. Deposits are the major external source of the Bank's funds for lending and investment activities as well as for general business purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans, maturities and repayments of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

       Deposits. The Bank offers a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business money market accounts, statement savings, and term certificate accounts at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. The Bank also offers a three-tiered form of personal demand account, paying progressively higher rates of interest as account balances increase. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.

       Consumer and commercial deposits are attracted principally from within the Bank's market area. The Bank does not obtain funds through brokers, nor does it solicit funds outside the State of New Jersey.

       Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes. However, should the need arise, the Bank has access to unsecured, overnight lines of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank. This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds. At December 31, 2008 and 2007, the Bank had no balances outstanding against this line of credit.

       The Bank also has an available credit line under the Overnight Repricing Advance Program with the Federal Home Loan Bank ("FHLB") in the aggregate amount of $41.0 million. At December 31, 2008 and 2007, the Bank had no advances outstanding against the credit line under the Overnight Repricing Advance Program.

       The Bank's membership in the FHLB also provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions. At December 31, 2008, the Bank was eligible to borrow an additional $10.2 million. At December 31, 2008, the Bank had advances outstanding with the FHLB in the amount of approximately $26.3 million at a weighted average interest rate of 3.62%.

       On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5,000,000. The Company has drawn $4,500,000 under the loan and has contributed $4,400,000 as additional capital to the Bank.

Personnel

         At March 13, 2009, the Bank had 57 full-time and 9 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Regulation

General

         As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the BHCA), we are subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (FRB). We are required to file with the FRB annual reports and other information regarding our business operations and those of our subsidiaries.

         The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control or more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and need of the community to be served when reviewing acquisitions or mergers.

         The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public; such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects; such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to apply to become financial holding companies, which may engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

         The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less then $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria. We do not meet these criteria, and so are not subject to a minimum consolidated capital requirement. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The leverage requirement also only applies on a consolidated basis if the risk based capital requirements discussed above apply to a holding company on a consolidated basis. We do not have a minimum consolidated capital requirement at the holding company level at this time.

Bank Regulation

         General. As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the Bank is subject to the regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance affect virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

         Insurance of Deposits. . During the third quarter of 2008, Congress instituted the Emergency Economic Stabilization Act (the "EESA") to address the dysfunctional credit markets. Among other things, the Act authorized a temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account. In addition, the FDIC implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC. Both increases in deposit insurance will expire on December 31, 2009, unless extended, and the prior limits, described below, will go back into effect. The Bank elected not to opt out of this program, and is paying the required additional assessment.

         Prior to the fall of 2008, the Bank's deposits were insured up to a maximum of $100 thousand per depositor ($250 thousand per IRA account) under the Deposit Insurance Fund of the FDIC. Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the FDIC has established a risk-based assessment system. Premium assessments under this system are based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund. To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

         The FDIC has significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009. As increased, the adjusted base assessment rates will range from 12 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment of 10 basis points of the amount of deposits in excess of $250,000 held in non-interest bearing transactional accounts under the enhanced insurance program discussed above. Finally, the FDIC has proposed a special assessment equal to twenty (20) basis points of insured deposits as of June 30, 2009, to be paid on September 30, 2009. This proposal has not yet been finalized. The FDIC in this proposal has also reserved the right to impose one or more additional special assessments of ten (10) basis points if needed to recapitalize the Deposit Insurance Fund.

         Dividends. Under the New Jersey Banking Act of 1948, as amended, a bank may declare and pay dividends only if (i) after payment of the dividend the capital stock of the bank will be unimpaired, and (ii) either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. The Federal Deposit Insurance Act generally prohibits the payment of dividends by an insured bank if, after making the distribution, the bank would be undercapitalized or if the bank is in default of any assessment to the FDIC. Additionally, either the New Jersey Department of Banking and Insurance or the FDIC may prohibit a bank from engaging in unsafe or unsound practices, and it is possible that under certain circumstances such entities could claim that a dividend payment constitutes an unsafe or unsound practice and therefore is prohibited.

         The Bank has never paid a cash dividend, and the Company will not likely pay a cash dividend in the foreseeable future. On May 15, 2007, the Bank paid a 5% stock dividend on all outstanding shares of its common stock. On February 20, 2008, the Bank's Board of Directors declared a 7.5% stock dividend on all outstanding shares of its common stock, subject to regulatory approval by the New Jersey Department of Banking and Insurance. The stock dividend was paid on May 15, 2008 to common shareholders of record as of the close of business on April 2, 2008.

         Capital Adequacy Guidelines. The Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

         In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which a bank must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

         The Bank was in compliance with the applicable minimum capital requirements at December 31, 2008 and 2007. As of December 31, 2008, the Bank's management believes that the Bank was "adequately-capitalized" under applicable FDIC capital adequacy regulations.

               On October 31, 2008, the Bank issued a hybrid capital instrument in the form of subordinated debt which qualifies as Tier II capital in the aggregate amount of $3.0 million. The term of the debt is for a six year period with a maturity date of November 1, 2014, and the interest rate is fixed at 5.00% for the first year and then adjusts to a variable rate equal to the prime rate for the remaining five years. The debt security is redeemable at par after April 30, 2009 at the Bank's option.

         Additional information regarding the Bank's capital is referenced in
Note 17, "Regulatory Matters," to Notes To Consolidated Financial Statements in the financial statements appearing in this Form 10-K.

         Community Reinvestment Act. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by Federal regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the institution's primary Federal regulator to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the institution's primary Federal regulator provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to approve, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. On December 4, 2007, the last examination date, the Bank received a CRA rating of satisfactory.

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), among other things, permits bank holding companies to acquire banks in any state. A bank may merge with a bank in another state so long as both states have not opted out of interstate branching. New Jersey and Pennsylvania enacted laws permitting interstate merger and interstate branching transactions. Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

         Under the Interstate Act, the responsible federal regulatory agency is permitted to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches. Pennsylvania passed such a law. The corresponding New Jersey law does not authorize establishment of interstate branches other than by means of acquiring such branches from another institution.

         Under the Interstate Act, branches of state-chartered banks that operate in other states are covered by the laws of the chartering state, rather than the host state.

         Gramm-Leach-Bliley Act. In 1999, federal legislation was enacted that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. The Gramm-Leach-Bliley Act ("GLB Act") provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries. National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments, and (4) merchant banking.

         The GLB Act also contains a number of other provisions that affect the Bank's operations and the operations of all financial institutions. One of the provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations require more disclosure to consumers, and in some circumstances, require consent by the consumer before information is allowed to be provided to a third party.

         USA Patriot Act. On October 26, 2001, an anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This Act specifies new "know your customer" requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any financial institution. Banking regulators consider compliance with the Act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transactions, up to $1 million.

         Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. This Act addresses many aspects of financial reporting, corporate governance and disclosure by publicly-held companies, including banks and bank holding companies. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and the audit committees of boards of directors. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the independent auditors. Both audit and non-audit services to be provided to a company by its independent auditor must be approved in advance by the audit committee and the independent auditors are prohibited from performing certain types of non-audit services for companies which they audit. As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. This requirement was effective for fiscal year 2007. In addition, in the future, the independent registered public accounting firm auditing the Bank's financial statements must attest to the effectiveness of the Bank's internal control over financial reporting. This requirement is not yet effective for smaller companies like the Company. The Act also imposes significant responsibilities on officers, auditors, boards of directors and board committees. The Act imposes restrictions on and accelerated reporting requirements for certain trading activities by insiders.

         On October 8, 2008, the Emergency Economic Stabilization Act (the "EESA") was signed into law. On October 14, 2008, the United States Treasury (the "UST") announced its Troubled Assets Relief Program ("TARP") Capital Purchase Program ("CPP"). Under the CPP, the UST will purchase shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions must issue to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST's preferred stock investment. The Company applied for participation in the CPP. However, the Company's Board of Director's has elected not to participate in the CPP due to a number of factors, including the changed public perception of the CPP and changes to the terms of the CPP.

         On February 16, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was adopted. Among other things, the ARRA amended various provisions of the EESA to, among other things, substantially restrict executive compensation for those entities that participate in the CPP, including those institutions that participated prior to the adoption of the ARRA, impose more stringent reporting requirements on such institutions and requires such institutions to permit their shareholders to have a non-binding, advisory vote on executive compensation.

ITEM 1-A - Risk Factors

         Potential investors in the Company should carefully consider the following risk factors prior to making any investment decisions regarding the Company's securities.

         Our FDIC deposit insurance premiums have increased and may continue to increase, substantially increasing our non-interest expense.

During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures. In 2007, we paid $127,000 in deposit insurance assessments, and in 2008 this increased to $201,000. Premium assessment rates in 2007 ranged from 5 to 43 basis points. The FDIC has recently announced an increased assessment, to go into effect for the second quarter of 2009, which will raise insurance premiums for the healthiest banks by 7 basis points, with the new assessments ranging from 12 to 77.5 basis points. Banks like the Bank that have opted to remain eligible for the FDIC's increased insurance program for non-interest bearing deposit must also pay an assessment of 10 basis points of the amount of non-interest bearing deposits in excess of $250,000. Finally, the FDIC has proposed a special assessment of 20 basis points of insured deposits as of June 30, 2009, to be paid September 30, 2009, with the possibility of additional 10 basis point special assessments if needed to recapitalize the Deposit Insurance Fund. This proposal is still under review and may be modified. However, had the special assessment been in effect on our deposits at December 31, 2008 at the proposed rate, we would have paid approximately $404,000. These additional costs will adversely affect our results of operations.

         The nationwide recession may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability on both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.


         Our success will depend upon our ability to effectively manage our future growth.

         The Bank currently expects to open an additional branch in mid-2009. This new branch will place an additional burden on the Bank's management and systems, including data processing systems and internal controls. The Bank's continued growth and profitability depend on the ability of its officers and key employees to manage such growth effectively, to attract and retain skilled employees and to maintain adequate internal controls. Accordingly, there can be no assurance that the Bank will be successful in managing its expansion, and the failure to do so would adversely affect its financial condition and results of operations.

         If the Bank is unable to continue to grow, its long term profitability and financial condition may be adversely affected.

         The Bank has been successful at opening new branch locations over the past several years and anticipates the opening of an additional branch in mid-2009. The Bank's future profitability will depend in part on its continued ability to grow. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit the Bank's ability to open or acquire new branch offices.

         If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require it to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

         Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

         Substantially all of the Bank's business is with customers in its market area of southern New Jersey. The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals, many of which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank's markets could adversely affect its borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

         The loss of our executive officers and certain other key personnel would hurt our business.

         Our success depends, to a great extent, upon the services of our executive officers. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending and credit administration officers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for its future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

         There is a limited trading market for the Company's common stock, which may adversely impact an investor's ability to sell shares and the price it received for shares.

         There is no established and liquid trading market for our common stock. Although our common stock is approved for quotation on the OTC Bulletin Board, an electronic inter-dealer trading market, trading our common stock is limited, sporadic and volatile. This means that there is limited liquidity for our common stock, which may make it difficult for investors to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.

         The Bank operates in a competitive market which could constrain its future growth and profitability.

         The Bank operates in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in the Bank's market area offer certain services, which the Bank does not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are thereby able to serve the needs of larger customers. If the Bank is not able to attract new deposit and lending customers, its future growth and profitability will be adversely impacted.

         We realizes income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

         Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest the Bank receives on its assets and the interest it pays on its liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

         Interest rates affect how much money the Bank can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because the Bank generally is not able to reinvest prepayments at rates that are comparable to the rates it earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of the Bank's financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.


         As a public company, our business is subject to numerous reporting requirements that are currently evolving and could substantially increase its operating expenses and divert management's attention from the operation of its business.

         The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission ("SEC") has promulgated rules covering a variety of subjects. Compliance with these rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management's and the Board of Directors' time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.


         Future governmental regulation and legislation could negatively effect our future results of operation.

         We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers and depositors. Any changes to these laws may increase our costs and negatively impact our business. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our shareholders.

         We cannot predict how changes in technology will impact our business.

         The financial services market, including banking services, is increasingly affected by advances in technology, including developments in: o telecommunications; o data processing;

          o automation;
          o internet-based banking;
          o tele-banking; and
          o debit cards and so-called "smart cards."

         Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies, we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

Item 2. Description of Property

         (a) Properties.

              Corporate Headquarters. On October 11, 2007, the Bank entered into a Lease with 6000 Midlantic Drive Associates, L.L.C. for the lease of approximately 8,121 rentable square feet of office space located at 6000 Midlantic Drive in Mount Laurel, New Jersey. This office serves as the corporate headquarters, but does not include a banking facility. The term of the lease is ten (10) years beginning on February 1, 2008 and expiring on January 31, 2018. The base monthly rent is initially set at $10,828 per month, and increases incrementally to $12,182 per month over the ten (10) year term. The Bank must also pay additional rent in the form of its pro rata share of taxes and operating costs for the building in which the offices are located, which the landlord initially estimates to be $7,607 per month. Upon expiration of the initial ten (10) year term, the Bank may choose to extend the lease for up to two more five (5) year terms at base monthly rental rates of $12,858 per month for the first option term and $13,535 per month for the second option term.

         Moorestown, Route 38, NJ Branch. This retail branch facility is located at 300 West Route 38, Moorestown, New Jersey. The Bank leases this facility which consists of approximately 6,000 square feet plus two adjoining drive-through lanes. The facility includes teller windows, a lobby area, drive-through windows, an automated teller machine, and a night depository.

         The Bank's lease had an initial term of five years and commenced April 1, 1999, with three five-year renewal options. The Bank exercised its first lease renewal option leaving two five-year renewal options remaining. Since the Bank will not exercise the remaining renewal options, the current lease term will expire on March 31, 2009. The rental expense was $6,324 per month during the initial five-year term ending March 31, 2004 and is $9,034 per month during the current five-year renewal term.

         Medford, NJ Branch. On October 10, 2002, the Bank opened a new branch office located at 170 Himmelein Road, Medford, New Jersey in a stand-alone office facility of approximately 3,000 square feet plus two adjoining drive-through lanes. The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine, a night depository and a safe deposit vault.

         The Bank's lease for this location has an initial term of ten years and commenced November 1, 2002, with four five-year renewal options. If the Bank does not exercise its renewal options, the current lease term will expire on October 31, 2012. The rental expense was $7,916 per month for the first five years and increased to $8,750 per month for the remaining five years of the initial ten-year lease term.


         Burlington, NJ Branch. On August 4, 2003, the Bank opened a new branch office located at 115 East Broad Street, Burlington City, New Jersey. The Bank moved from this office to a new branch office on 353 High Street in Burlington City in February 2008. The new branch office includes approximately 1,800 square feet of rentable area and is being leased pursuant to a Lease Agreement, dated October 10, 2007. The lease is for an initial term of one hundred twenty (120) months commencing February 2008. The monthly rental rate is initially set at $3,800 per month, and increases incrementally over the one hundred twenty (120) month lease term to a maximum of $4,218 per month. At the end of the initial term, the Bank may extend the lease for up to an additional three terms of one hundred twenty (120) months each, at rental rates ranging from $4,682 to $7,889 per month.

         Cherry Hill, NJ Branch. On February 10, 2006, the Bank opened a new branch office located at 1405 Route 70 East, Cherry Hill, New Jersey in a stand-alone office facility of approximately 3,000 square feet plus two adjoining drive-through lanes. The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine, a night depository and a safe deposit vault.

         Voorhees, NJ Branch. On October 18, 2006, the Bank opened a new branch office located at 133 Route 73, Voorhees, New Jersey in a stand-alone office facility of approximately 3,000 square feet plus two adjoining drive-through lanes. The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine and a night depository.

         Moorestown, NJ Main Street Branch . In November 2006, the Bank acquired a site in Moorestown, New Jersey for a purchase price of $445,000, where the Bank built and now operates a full service branch. The new branch located at 253 West Main Street in Moorestown, a stand-alone- facility opened in June 2008.
The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine and a night depository.

Item 3. Legal Proceedings

         The Bank, from time to time, is a party to routine litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Bank's financial condition or results of operations. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Bank.


Item 4.  Submission of Matters to a Vote of Security Holders

         On October 28, 2008, the Bank held a special meeting of its shareholders for the purpose of voting upon a Plan of Acquisition, whereby a holding company, Cornerstone Financial Corporation, a New Jersey Corporation will acquire 100% of the outstanding stock of the Bank. The Plan was adopted by a two-thirds majority of the Bank's shareholders. The vote was as follows: for:
1,137,828 against: 33,073 abstain: 5,348 broker non-votes: 0.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "CBKJ". There are currently eight market makers in Cornerstone Bank stock including: Automated Trading Desk Financial Services, LLC; Boenning & Scattergood, Inc.; Domestic Securities Inc.; Ferris, Baker Watts Inc.; Hudson Securities Inc.; Hill Thompson Magid & Company, Inc.; Monroe Securities, Inc.; Knight Equity Markets, L.P.; Pershing, LLC; and Stifel, Nicholas & Company, Incorporated.

         The following sets forth the high and low bid prices of the common stock on the OTC Bulletin Board for each of the quarters outlined below:

                                                 2008                                   2007
                                  -----------------------------------    -----------------------------------
                                       High                Low                High                Low
                                  ---------------     ---------------    ---------------    ----------------
         First Quarter             $        8.51      $         6.84     $        12.05      $        10.86
         Second Quarter            $        8.45      $         6.60     $        11.80      $        11.14
         Third Quarter             $        7.50      $         6.25     $        11.50      $         9.90
         Fourth Quarter            $        7.55      $         6.55     $        11.00      $         9.15



         The quotations reflect inter-dealer bids, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 16, 2009, there were approximately 432 shareholders of record of the Company's common stock, according to information provided by the Company's transfer agent.

         Stock prices have been restated to reflect the 7.5% common stock dividend paid on May 15, 2008 to shareholders of record as of the close of business on April 2, 2008 and the 5.00% common stock dividend paid on May 15, 2007 to shareholders of record as of the close of business on April 2, 2007.

Item 6.  Selected Financial Data

Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Summary

       On July 17, 2008, the Board of Directors of the Bank approved a Plan of Acquisition ("Plan"), which provided for the establishment of a bank holding company to serve as the parent of the Bank. The Plan provided for the transfer and contribution of all of the Bank's common stock held by shareholders to the Company in a one-for-one exchange for the common stock of the Company.

       The Plan was adopted by a two-thirds majority of the Bank's shareholders on October 28, 2008. The holding company reorganization was consummated as of the close of business on January 30, 2009. Therefore, the financial statements and all other operating information contained in this annual report on Form 10-K for the year ending December 31, 2008 are of the Bank on a stand alone basis.

         The Bank engages in the business of commercial banking, primarily within a geographic market area centered around its executive offices located at 300 West Route 38, Moorestown, New Jersey and its branch locations at 170 Himmelein Road, Medford, New Jersey, which opened in October 2002, 353 High Street, Burlington City, New Jersey, which Burlington City branch originally opened in August 2003 at another location (see "Description of Property" above), 1405 Route 70 East, Cherry Hill, New Jersey, which opened in February 2006, 133 Route 73, Voorhees, New Jersey which opened in October 2006 and 253 West Main Street, Moorestown, New Jersey which opened in June 2008. The Bank operates as an independent community bank offering a broad range of deposit and loan products and services to the general public, and in particular, to small businesses, local professionals and individuals residing and working in the Bank's market area.

         The operations of the Bank are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets, such as loans and investment securities, and the interest expense incurred in connection with the Bank's interest-bearing liabilities, such as interest on deposit accounts and borrowed money. Net interest income is affected by changes in both interest rates and the amounts and types of interest-earning assets and interest-bearing liabilities outstanding. The Bank also generates non-interest income such as service charges on deposit accounts, fees from residential mortgage loans sold and other miscellaneous income. The Bank's non-interest expense primarily consists of employee compensation and benefits, net occupancy, data processing and professional services, marketing and other operating costs. In addition, the Bank is subject to losses from its loan and investment portfolios if borrowers fail to meet their obligations or if the value of the securities is permanently impaired. The results of the Bank's operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Critical Accounting Policies

Allowance for Losses on Loans

         The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related risk classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to the findings of examinations performed by regulatory agencies. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

         Management uses significant estimates to determine the allowance for loan losses. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Bank's control, it is possible that management's estimate of the allowance for loan losses and actual results could differ materially in the near term.

         In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

           The following discussion focuses on the major components of the Bank's operations and presents an overview of the significant changes in the results of operations and financial condition. This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Operating Results

          The Bank recorded a net loss of $87,000 or $0.05 per share for the year ended December 31, 2008, compared to a net loss of $88,000 or $0.05 per share for the year ended December 31, 2007. The change in net income recorded during the year ended December 31, 2008 reflects higher net interest income primarily due to increased average interest earning asset balances along with increased non-interest income offset by an impairment loss on other real estate owned and increases in other real estate owned expenses and FDIC premium expense. The Bank also experienced higher non-interest expense related to adding necessary key administrative and branch personnel to staff throughout 2008 to sustain the banks continued growth, coupled with the effect of operating expenses related to the Main Street Branch office which opened in June 2008.

Net Interest Income/Margins

         Net interest income is the difference between interest earned on loans and investments and interest incurred on deposits and borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest-earning assets and interest-bearing liabilities outstanding. Net interest income is the principal source of income for the Bank. Net interest income for the year ended December 31, 2008 was $6.7 million compared to $5.0 million for the year ended December 31, 2007. The increase in net interest income for the year 2008 is directly related to the $31.6 million or 18.0% increase in average interest-earning assets as compared to 2007. The increase in average interest-earning assets during 2008 as compared to 2007 was attributable to $35.1 million or 26.2% growth in average loans, partially offset by a decline of $3.5 million or 8.2% in average investment securities. As a result of these increases in interest earning assets, our total interest income increased by $1.0 million or 9.0% to $12.5 million for 2008 from $11.5 million for 2007. Average interest bearing deposits increased in 2008 by $16.7 million and average borrowed funds increased by $19.2 million over 2007 levels. The yield on average interest-earning assets decreased by 49 basis points to 6.02% for 2008, compared to 6.51% for 2007, and the cost of interest-bearing liabilities decreased by 127 basis points to 3.00% in 2008, compared to 4.27% in 2007, and was directly responsible for the 46 basis point increase to the Bank's net yield on average interest-earning assets (the net interest margin) between 2008 and 2007. As a result, our total interest expense declined by $833,000 or 13.0% to $5.6 million for 2008 from $6.4 million for 2007. The net interest margin for 2008 was 3.32% compared to 2.86% for 2007. The net interest margin improvement experienced during 2008 was caused by a favorable and competitive interest rate environment, which compelled the Bank to price loans and deposits as such to remain competitive within the Bank's primary market area.

         The following table indicates the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the Bank for the years ended December 31, 2008, 2007 and 2006.

                                                 2008                           2007                             2006
                                      ---------------------------    ----------------------------    -----------------------------
(dollars in thousands)
                                                         Average                           Average                         Average
                                      Average             Yield/      Average               Yield/    Average               Yield/
Assets                                Balance   Interest   Cost       Balance     Interest   Cost     Balance     Interest   Cost
                                      ------    ------   -------      -------     -----    -------    -------     -----    --------
Loans:

  Commercial                         $ 44,536     2,699      6.06   $   28,046    2,197       7.83 %   $ 25,683    2,042       7.95%
  Commercial mortgage                  93,215     6,074      6.52       74,929    5,336       7.12       58,735    4,168       7.10
  Mortgage                             20,795     1,293      6.22       22,063    1,383       6.27       11,743      758       6.46
  Consumer                             10,145       523      5.16        8,588      608       7.08        8,489      613       7.22
                                     -------    ------    ------      -------    -----    -------      -------   ------    -------
    Total loans                       168,691    10,589      6.28      133,626    9,524       7.13      104,650    7,581       7.24
Investments:
  Federal funds sold                    4,874       108      2.22        2,281      113       4.95        4,349      223       5.13
  Interest-bearing balances                 -         -         -            -        -          -            -        -          -
  Securities available for sale         2,329       113      4.86        6,178      263       4.26        7,803      315       4.04
  Securities held to maturity          31,540     1,670      5.29       33,745    1,548       4.59       34,656    1,485       4.28
                                                          ------
                                     -------    ------    ------      -------    -----    -------      -------   ------    -------
     Total investments                 38,743     1,891      4.88       42,204    1,924       4.56       46,808    2,023       4.32
                                                          ------                                       -------
                                     -------    ------    ------      -------    -----    -------                ------    -------
        Total interest-earning assets 207,434    12,480      6.02%     175,830   11,448       6.51%     151,458 $  9,604       6.34%
                                     -------    ------    ------      -------    -----    -------      -------   ------    -------
Allowance for loan losses              (1,208)                          (1,066)                          (1,056)
Cash and due from banks                 4,883                            4,412                            3,711
Fixed assets (net)                      8,007                            6,941                            5,239
REO                                       369                              351                                -
Other assets                            7,564                            5,395                            4,865
                                                                                                       -------
                                     -------                          -------
     Total Assets                    $227,049                       $  191,863                        $ 164,217
                                     =======                          =======                          =======
Liabilities and Shareholders' Equity
Deposits:

     Interest-bearing demand         $ 18,245       211      1.16   $   21,071      581       2.76    $  24,328      703       2.88%
     Money market deposits             59,754     1,481      2.48       31,289    1,092       3.49       19,754      617       3.12
     Statement savings                  4,248        57      1.35        5,055      164       3.24        3,544      113       3.19
     Certificates of deposit           71,391     2,757      3.86       79,480    3,937       4.95       65,707    2,854       4.34
                                     -------    ------    ------      -------    -----    -------      -------   ------    -------
     Total interest-bearing deposits  153,638     4,506      2.93      136,895    5,774       4.22      113,333    4,287       3.78
Borrowed funds                         32,625     1,083      3.32       13,465      648       4.81       12,263      469       3.83
                                     -------    ------    ------      -------    -----    -------      -------   ------    -------
  Total interest-bearing liabilities  186,263     5,589      3.00      150,360    6,422       4.27      125,596    4,756       3.79
                                     -------    ------    ------      -------    -----    -------      -------   ------    -------
Non-interest bearing deposits          24,742                           25,454                           22,812
Other liabilities                         603                              568                              577
Shareholders' equity                   15,441                           15,481                           15,232
                                     -------                          -------                          -------
     Total Liabilities and          $ 227,049                       $  191,863                       $  164,217
       Shareholders' Equity
                                     =======                          =======                          =======
Net interest income                              $6,891                          $5,026                         $  4,848
                                                ======                           =====                           ======
Interest rate spread (1)                                     3.02%                            2.24%                            2.55%
                                                          ======                          =======                          =======
Net interest margin (2)                                      3.32%                            2.86%                            3.20%
                                                          ======                          =======                          =======
Ratio of average interest-earning
assets to interest-bearing
liabilities                                                111.37%                          116.94%                          120.59%
                                                          ======                           =======                         =========

Return on average assets                                    -0.03%                           -0.05%                            0.22%
                                                          ======                          =======                          =======
Return on average equity                                    -0.44%                           -0.57%                            2.42%
                                                          ======                          =======                          =======

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

         The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the Bank's interest-earning assets and the Bank's funding sources. The Bank's ability to maximize its net interest income depends on the volume of its interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.

         The following table presents the dollar amount of changes in interest income and interest expense for interest earning assets and interest-bearing liabilities. The table distinguishes between changes attributable to volume (changes in volume multiplied by the prior period's rate) and changes attributable to rate (changes in rate multiplied by the prior period's volume). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to volume.

         As shown below, the increase in net interest income was due to volume increases in the Bank's earning assets, which were funded by the Bank's deposit growth.


                                                  ----------------------------------------------
                                                         Year Ended December 31, 2008 vs.
                                                           Year Ended December 31, 2007
                                                  ----------------------------------------------
           (dollars in  thousands)                  Volume           Rate         Total Increase
                                                                                    (Decrease)
                                                  -------------   -------------    -------------
         Interest income:
           Commercial                               $      999      $     (496)     $     503
           Commercial Mortgage                           1,191            (454)           737
           Mortgage                                        (79)            (11)           (90)
           Consumer                                         81            (166)           (85)
           Federal funds sold                               57             (62)            (5)
           Investment securities available for
           sale                                           (187)             36           (151)
           Investment securities held to maturity         (117)            239            122
                                                     -----------     -----------     -----------
              Total interest-earning assets              1,945            (914)         1,031

         Interest expense:
           Interest-bearing demand                         (33)           (337)          (370)
           Money market                                    705            (317)           388
           Statement savings                               (11)            (96)          (107)
           Certificates of deposit                        (312)           (868)        (1,180)
           Borrowings                                      636            (201)           435
                                                     -----------     -----------     -----------
              Total interest-bearing liabilities           985          (1,819)          (834)
                                                     -----------     -----------     -----------
         Net change in net interest income          $      961      $      904      $   1,865
                                                     ===========     ===========     ===========

Provision For Loan Losses

         The Bank recorded a provision for loan losses of $221,000 for the year ended December 31, 2008 compared to no provision for loan losses for the year ended December 31, 2007. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in the Bank's loan portfolio. While management has increased its allowance for loan loss for the year ended December 31, 2008, management believes the credit quality of the Bank's loan portfolio continues to remain strong during this turbulent time in the market. The increase in the provision for loan losses recorded in 2008 reflects the continued growth of our loan portfolio.

Non-Interest Income

         Non-interest income, which is comprised principally of service charges on deposit accounts, ATM fees, origination fees from residential mortgage loans sold, bank owned life insurance income and other miscellaneous fee income, was $419,000 for the year ended December 31, 2008 compared to $324,000 for the year ended December 31, 2007. The increase in non-interest income during 2008 is the result of increases of $17,000 in bank owned life insurance income, $17,000 in service charges on deposit accounts, $5,000 in origination fees on residential mortgage loans sold and a $57,000 gain on sale of fixed assets related to the sale of the Bank's Burlington Branch office in March 2008, partially offset by a decrease in miscellaneous fee income of $1,000.

Non-Interest Expense

         Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy, advertising, data processing, professional services and other operating costs, increased by $1.7 million to $7.3 million for the year ended December 31, 2008 as compared to $5.6 million for the year ended December 31, 2007. This increase was primarily the result of increased salary and benefit costs attributable to staff expansion to sustain the Bank's continued growth, net occupancy costs, and other operating expenses incurred in connection with the Bank's expansion coupled with the operational costs relating to the Bank's Main Street office which opened in June 2008 and the relocation of the Bank's administrative offices in January of 2008. At December 31, 2008, the Bank had 61 full time equivalent ("FTE") employees compared to 56 FTE employees ad December 31, 2007. The Bank also incurred one time costs of $46,000 relating to the formation of its holding company. The Bank also experienced higher non-interest expense related to an impairment loss on other real estate owned and an increase in other real estate owned expenses and FDIC premium expense.

Income Taxes

         The Bank recorded an income tax benefit of $164,000 for the year ended December 31, 2008, compared to an income tax benefit of $135,000 for the year ended December 31, 2007. The change in income tax benefit in 2008 is primarily the result of increased tax exempt income from Bank Owned Life Insurance as well as a higher pre tax loss for December 31, 2008 compared to December 31, 2007.

Financial Condition

          Total assets at December 31, 2008 were $247.5 million, an increase of $35.0 million or 16.5% over total assets at December 31, 2007. This change was due to increases in loans receivable, net of allowance for loan losses, of $48.0 million; premises and equipment of $1.1 million; bank owned life insurance of $563,000; Federal Home Loan Bank of New York ("FHLB") stock of $656,000; deferred taxes of $ 149,000 and accrued interest receivable and other assets in the aggregate amount of $340,000. These increases were partially offset by decreases in cash and cash equivalents of $4.7 million, investment securities available for sale of $3.0 million, investment securities held to maturity of $7.9 million and other real estate owned of $185,000.

           Total shareholders' equity at December 31, 2008 amounted to $15.4 million, a decrease of $85,000 or .55% over December 31, 2007. The change in shareholders equity is attributable to a net loss of $87,000, cash in lieu of fractional shares totaling $3,000 relating to the payment of the 7.5% stock dividend, the unrealized loss of $4,000 on securities available for sale, net of tax, which caused an overall decrease to accumulated other comprehensive income and stock based compensation expense of $7,600.

Loan Portfolio

         The Bank offers business and personal loans generally on a secured basis, including: commercial loans (term and time); commercial lines of credit; mortgage loans (conventional 30-year, commercial and jumbo residential real estate); commercial and residential construction loans; letters of credit; and consumer loans (home equity and installment). The Bank makes commercial loans to small and medium-sized businesses primarily in the Bank's market area for purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.

          Loans receivable at December 31, 2008 reached $194.1 million, an increase of $48.1 million or 32.9% from December 31, 2007. This increase was attributable to increases in commercial loans of $29.3 million, commercial real estate loans of $17.2 million, construction loans of $1.4 million and loans to consumers of $2.2 million, partially offset by a decrease in residential real estate loans of $ 2.0 million. The increases in loans receivable are due primarily related to the competitive pricing of the Bank's loan products along with the continued development of relationships with local small businesses, which management believes are attracted to the Bank by the high level of individualized service provided by the Bank through its growing team of lenders.

         The following table sets forth-selected data relating to the composition of the Bank's loan portfolio, net of deferred loan fees, at the dates indicated.

(dollars in thousands)          2008                 2007               2006                2005                2004
                                ----                 ----               ----                ----                ----
Type of Loans:              Amount   Percent   Amount    Percent   Amount    Percent  Amount    Percent   Amount    Percent
--------------
Commercial                  $60,669    31.3%   $31,417     21.5%   $27,581    23.5%   $22,791      24.7%  $19,057     25.3%
Real Estate, Commercial      91,036    46.9%    73,863     50.6%    53,856    45.9%    44,125      47.9%   35,536     47.3%
Real            Estate,      19,326    10.0%    21,303     14.6%    15,068    12.8%     7,621       8.3%    8,489     11.3%
Residential
Construction                 12,309     6.3%    10,864      7.4%    11,783    10.0%     9,074       9.8%    3,813      5.1%
Consumer                     10,764     5.5%     8,594      5.9%     9,044     7.7%     8,549       9.3%    8,261     11.0%
                         ----------- -------- --------- --------- --------- -------- --------- ---------- -------- ---------
Total                      $194,104   100.0%  $146,041    100.0%  $117,332   100.0%   $92,160     100.0%  $75,156    100.0%
                         =========== ======== ========= ========= ========= ======== ========= ========== ======== =========

   See Note 5 to Consolidated Notes to Financial Statements for additional information regarding loans.

         The following table sets forth the contractual maturity of the Bank's loan portfolio, net of deferred loan fees, at December 31, 2008. The table does not include prepayments or scheduled principal repayments.



  (dollars in thousands)                  One year or        One - Five         Over Five           Total
                                             Less              Years              Years
                                         --------------    ---------------    ---------------     -------------
  Commercial                           $         13,554  $         26,572   $         20,543   $         60,669
  Real Estate Commercial                          9,741            33,401             47,894             91,036
  Real Estate Residential                             -               927             18,399             19,326
  Construction                                   10,150             1,175                984             12,309
  Consumer                                           71               749              9,944             10,764
                                          -------------     --------------     --------------     -------------
                                          -------------     --------------     --------------     -------------
        Total amount due               $         33,516  $         62,824   $         97,764   $        194,104
                                          =============     ==============     ==============     =============

         The following table sets forth loan maturities by interest rate type at

December 31, 2008.

   (dollars in thousands)                Maturities         Maturities             Total
                                         less than 1       Greater than
                                            Year              1 Year
                                       ----------------  -----------------     -------------
   Fixed Interest  Rate Loans          $         10,917  $        119,555   $        130,472
   Variable Rate Interest Loans                  22,451            41,033             63,484
   Overdrawn Accounts                               148                 -                148
                                          -------------  -----------------      -------------
                                       $         33,516  $        160,588   $        194,104
                                          =============  ================       =============

         Non-Performing Assets

         Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At December 31, 2008 and 2007, the Bank did not have any non-accrual loans. At December 31, 2008, the Bank had three impaired loans totaling $2,375,000 which are sufficiently collateralized and therefore no specific reserves have been recorded against them. The average balance of impaired loans totaled $2,383,000 for 2008, interest income recorded on impaired loans during the year ended December 31, 2008 totaled $69,000. The Bank had no impaired loans at December 31, 2007.

         Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At December 31, 2008, the Bank had $281,000 in real estate owned compared to $466,000 in real estate owned at December 31, 2007. The change reflects adjustments made to the carrying value during 2008.

         The following table provides information regarding risk elements in the loan and securities portfolio as of December 31, 2004 through 2008.

(dollars in thousands)                         December 31,     December 31,     December 31,     December 31,    December 31,
                                               -------------    -----------    -------------    -------------   -------------
                                                    2008           2007           2006            2005              2004
                                                    ----         --------         ----            ----              ----

Loans past due 90 days or more and accruing
Commercial                                     $      -           $     357       $     718        $     336      $     282

Real Estate                                             2,375             7               -                -              -
Construction                                                -           607               -                -              -
Consumer                                                    -             -               -                -              1
                                               --------------- ------------- --------------- ---------------- --------------
Total  loans  past  due 90 days  or more  and           2,375           971             718              336            283
accruing
                                               =============== ============= =============== ================ ==============

Non-performing assets:
Non-accrual loans:
Commercial                                                  -             -               -                -            478
Real Estate                                                 -             -               -                -              -
Construction                                                -             -               -                -              -
Consumer                                                    -             -               -                -              -
                                               --------------- ------------- --------------- ---------------- --------------
Total                                                       -             -               -                -            478
Restructured loans                                          -             -               -                -              -
                                               --------------- ------------- --------------- ---------------- --------------
Total non-performing loans
                                               -               -             -               -                          478
Real estate owned                                         281           466               -                -              -
                                               --------------- ------------- --------------- ---------------- --------------
Total non-performing assets                        $      281     $     466       $       -        $       -      $     478
                                               =============== ============= =============== ================ ==============
Non-performing loans as a percentage of loans           0.00%         0.00%           0.00%            0.00%          0.64%
                                               =============== ============= =============== ================ ==============
Non-performing  assets  as  a  percentage  of
loans and real estate owned                             0.14%         0.32%           0.00%            0.00%          0.64%
                                               =============== ============= =============== ================ ==============
Non-performing  assets  as  a  percentage  of           0.11%         0.22%           0.00%            0.00%          0.35%
total assets
                                               =============== ============= =============== ================ ==============

         Allowance for Losses on Loans

         The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. During 2008, the Bank further refined its loan loss assumptions by re-evaluating the average lives of the various components of its loan portfolio and adjusted them to reflect the current average life cycle attributes that the bank had been experiencing. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to the findings of examinations performed by regulatory agencies.

         The following table sets forth information with respect to the Bank's allowance for losses on loans:

(dollars in thousands)                               December 31,     December 31,  December 31,     December 31,    December 31,
                                                    -------------    ---------      -------------    -------------   ------------
                                                       2008            2007            2006            2005            2004
                                                       ----           --------         ----            ----            ----

Balance at beginning of year                           $1,050        $1,050            $948           $1,005           $903

Provision:
Commercial                                                 85             -               -              153            100
Real Estate                                                22             -               -             (15)             10
Construction                                              114             -               -              101             16
Consumer                                                    -             -               -                4              1
Unallocated                                                 -             -               -                -              -
                                               --------------- ------------- --------------- ---------------- --------------
                                               --------------- ------------- --------------- ---------------- --------------
               Total Provision                            221             -               -              243            127
                                               --------------- ------------- --------------- ---------------- --------------
                                               --------------- ------------- --------------- ---------------- --------------


Charge-offs:
Commercial                                                138             -               -              311             25
Real Estate                                                 -             -               -                -              -
Construction                                                -             -               -                -              -
Consumer                                                    -             -               -                4              -
                                               --------------- ------------- --------------- ---------------- --------------
              Total Charge-offs                           138             -               -              315             25
                                               --------------- ------------- --------------- ---------------- --------------

Recoveries:
Commercial                                                  -             -             100               15              -
Real estate                                                 -             -               -                -              -
Construction                                                -             -               -                -              -
Consumer                                                    -             -               2                -              -
                                               --------------- ------------- --------------- ---------------- --------------
              Total Recoveries                              -             -             102               15              -
                                               --------------- ------------- --------------- ---------------- --------------
Net charge-offs                                             -             -             102              330             25
                                               =============== ============= =============== ================ ==============
Balance at end of period                               $1,133        $1,050          $1,050             $948         $1,005
                                               =============== ============= =============== ================ ==============

Period-end loans outstanding                         $194,104      $146,041        $117,332          $92,160        $75,156
                                               =============== ============= =============== ================ ==============

Average loans outstanding                            $168,691      $133,625        $104,650          $84,213        $71,704
                                               =============== ============= =============== ================ ==============

Allowance as a percentage of period-end loans           0.58%         0.72%           0.89%            1.03%          1.34%

Net charge-offs as a percentage of average              0.08%            NA              NA            0.39%          0.03%
loans


         Allocation of Allowance for Losses on Loans

         The following table sets forth the allocation of the Bank's allowance for loan losses by loan category at the dates indicated. Although loss provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category:

                                                                 At December 31,
                                     -------------------------------------------------------------------------
                                                  2008                                     2007
                                     --------------------------------        ---------------------------------
     (dollars in thousands)             Amount          Percent of              Amount           Percent of
                                                      Loans in Each                            Loans in Each
                                                       Category to                              Category to
                                                       Total Loans                              Total Loans
                                     -------------    ---------------        --------------    ---------------
     Commercial                      $        492           31.3  %          $        460            21.5  %
     Real Estate Commercial                   336           46.9                      251            50.6
     Real Estate Residential                  126           10.0                      173            14.6
     Construction                             101            6.3                      113             7.4
     Consumer                                  78            5.5                       53             5.9
                                        ----------    -----------               ----------     -----------
           Total                     $      1,133          100.0  %          $      1,050           100.0  %
                                        ==========    ===========               ==========     ===========



                                                                 At December 31,
                                     -------------------------------------------------------------------------
                                                  2006                                     2005
                                     --------------------------------        ---------------------------------
     (dollars in thousands)             Amount          Percent of              Amount           Percent of
                                                      Loans in Each                            Loans in Each
                                                       Category to                              Category to
                                                       Total Loans                              Total Loans
                                     -------------    ---------------        --------------    ---------------
     Commercial                      $        441              23.%          $        474            24.7%
     Real Estate Commercial                   294              45.9                   241            47.9
     Real Estate Residential                   90              12.8                    24             8.3
     Construction                             177              10.1                   179             9.8
     Consumer                                  48              7.70                    30             9.3
                                        ----------    -------------             ----------     -----------
           Total                     $      1,050             100.0%          $        948          100.0%
                                        ==========    =============             ==========     ===========


                                                   At December 31,
                                     --------------------------------
                                      2004
                                     --------------------------------

     (dollars in thousands)             Amount          Percent of
                                                      Loans in Each
                                                       Category to
                                                       Total Loans
                                     -------------    ---------------
     Commercial                      $        617              25.%
     Real Estate Commercial                   248              47.3
     Real Estate Residential                   32              11.3
     Construction                              78       5.1
     Consumer                                  30              11.0
                                        ----------    -----------
                                        ----------    -----------
           Total                     $      1,005             100.%
                                        ==========    ===========

Investment Securities

         The investment portfolio predominantly consists of securities issued or guaranteed by the U.S. Government and its agencies. Management classifies investment securities at the time of purchase by one of three categories: trading, held to maturity and available for sale. To date, management has not purchased any securities for trading purposes. Management classifies most securities as held to maturity, and to a lesser extent, available for sale. The available for sale designation affords management the flexibility to sell securities and adjust the balance sheet in response to liquidity needs and of changes in market conditions. Available for sale securities are carried at fair value in the statements of financial condition with an adjustment to equity for changes in the fair value of the securities, net of tax. The adjustment to equity, net of tax, is presented in the caption "Accumulated other comprehensive income (loss)."

           Investment securities held to maturity and investment securities available for sale totaled $28.4 million at December 31, 2008, a decrease of $10.9 million or 21.8% from December 31, 2007. The estimated fair value of the held to maturity investment portfolio was $28.5 million at December 31, 2008 and $36.3 million at December 31, 2007.

         At December 31, 2008, the Bank did not hold any investment securities in the available for sale investment portfolio as compared to investments available for sale with a fair value of $3.0 million at December 31, 2007.

          During 2008, held to maturity investment purchases totaled $27.7 million and were concentrated in U.S. Government agency securities. The Bank did not purchase any available for sale securities during 2008. During this same period, the Bank received $38.6 in investment repayments in U.S. Government agency and mortgage backed securities.

         The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated:

(dollars in thousands)                                2008           2007           2006
                                                      ----           ----           ----
Investment securities held to maturity
Government agency obligations                         $26,653       $33,915         $28,442
Mortgage backed securities                              1,745         2,412           2,963
                                               --------------- ------------- ---------------
Total investment securities held to maturity          $28,398       $36,327         $31,405
                                               =============== ============= ===============

Investment securities available for sale:

Government agency obligations                        $               $2,984          $6,946
                                                     -
                                               --------------- ------------- ---------------
Total  investment  securities  available  for       $       -        $2,984          $6,946
sale
                                               =============== ============= ===============


         Investment Portfolio Maturities

         The following table sets forth information regarding the carrying values, estimated fair values, and weighted average yields for the Bank's investments securities portfolio at December 31, 2008 by contractual maturity.


         The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments on securities with call provisions.


                                         Under        1 - 5            5 - 10          Over 10
(dollars in thousands)                  1 Year         Years             Years           Years              Total
                                      ------------    ---------        ----------      ----------        -------------
Investment securities held to
maturity
U.S. government agency obligations:
   Carrying value                            -        $       -          13,662        $  12,991            26,653
   Weighted average yield                    -  %             -   %        4.87  %          5.22  %           5.05  %

Mortgage backed securities:
   Carrying value                            -                -               -            1,745             1,745
   Weighted average yield                    -                -               -             6.15  %           6.15  %
                                        -------          -------         -------          -------          --------
Total carrying value                    $    -        $       -        $ 13,162        $  15,236            28,398
                                        =======          =======         =======          =======          ========
Total fair value                        $    -        $       -        $ 13,236        $  15,251            28,487
                                        =======          =======         =======          =======          ========
Weighted average yield                       -  %             -   %        4.87  %          5.32  %           5.11  %
                                        =======          =======         =======          =======          ========


Sources of Funds

General

         Deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes. In addition to deposits, the Bank derives funds from: the amortization, prepayment or sale of loans; maturities and repayments of investment securities; and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rate market conditions.

Deposits

         The Bank offers a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, statement savings and term certificate accounts at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside the State of New Jersey.

          Total deposits at December 31, 2008 were $202.0 million, an increase of $17.9 million or 9.8% from December 31, 2007. This increase in deposits was reflected in interest bearing deposits of $10.9 million and an increase in certificates of deposit $10.2 million, partially offset by a decrease in non-interest bearing deposits of $3.2 million. The change in deposits was primarily related to the competitive pricing of the Bank's deposit products coupled with the continued development of relationships with local small businesses which fostered the growth in deposits along with the high level of individualized service provided by the Bank's team of retail branch managers.

       The following table sets forth the distribution of the Bank's average balance of deposit accounts for the years ended December 31, 2008, 2007 and 2006 and the weighted average cost for each category of deposit.



                                 2008                                  2007                                2006
                  --------------------------------------    ----------------------------------    ----------------------------------
                                    Percent     Weighted                  Percent     Weighted                Percent     Weighted
                        Average     of Total    Average       Average     of Total    Average       Average   of Total    Average
                        Balance     Deposits     Cost         Balance     Deposits     Cost         Balance   Deposits      Cost
                  ------------------------------------------------------------------------------------------------------------------
(dollars in
thousands)

Checking                $  42,987       24.1%         .48%     $ 46,525      28.7 %        1.24%    $ 47,140      34.6%        1.49%
Money market deposit       59,754       33.5         2.48        31,289      19.3          3 49       19,754      14.5         3.13
Statement savings           4,248        2.4         1.35         5,055       3.0          3 24       3,544        2.6         3.20
Certificates of
deposit                    71,391       40.0         3.86        79,480      49.0          4 95       65,707      48.3         4.34
                          --------    -------       ------       ------    ------          ----       ------     -----        -----
   Total deposits       $ 178,380      100.0%        2.52%     $ 162,34     100.0%         3.55     $ 136,14     100.0%        3.15%
                          ========    ======        =====        ======    ======          ====     =========    =====        =====

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008 and 2007.


(dollars in thousands)                        2008                     2007
                                        Certificates of          Certificates of
                                            Deposit                  Deposit
                                      ---------------------    -----------------
Maturity Period
Within three months                   $         6,483         $         18,945
Three through six months                        5,285                    6,588
Six through twelve months                      16,818                      904
Over twelve months                              4,499                    1,152
                                         -----------------        --------------
                                      $        33,085         $         27,589
                                         =================        ==============

See Note 7 to Notes to Consolidated Financial Statements for additional information regarding deposits.

Borrowings

         Although deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes, the Bank also utilizes borrowings to supplement deposits when deposit funding is not adequate or when borrowing costs are more favorable than comparable deposits.

         At December 31, 2008, the Bank had borrowings in the form of advances with the FHLB in the amount of $26.3 million, an increase of $13.9 million from December 31, 2007. The weighted average interest rate on borrowings from FHLB was 3.62% at December 31, 2008 compared to 4.57% at December 31, 2007. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on the Bank's residential mortgage loan portfolio.

         The following table sets forth the contractual maturity and the weighted average interest rate of the Bank's borrowings at December 31, 2008:

(dollars in                        Under          1 - 5           5 - 10            Over 10
thousands)                        1 Year          Years           Years             Years               Total
                               -------------    ----------      -----------      -------------      ------------
   Advances from the FHLB      $  11,074        $  15,183          $     -            $     -        $  26,257
   Weighted average interest
   rate                            4.69%             2.85                - %                - %          3.62%

               On October 31, 2008, the Bank issued a hybrid capital instrument in the form of subordinated debt which qualifies as Tier II capital in the aggregate amount of $3.0 million. The term of the debt is for a six year period with a maturity date of November 1, 2014, and the interest rate is 5.00% fixed for the first year then adjusts at a variable rate equal to prime rate for the remaining five years. The debt security is redeemable at par after April 30, 2009 at the Bank's option.


         On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5,000,000. The Company has drawn $4,500,000 under the loan and has contributed $4,400,000 as additional capital to the Bank.

Interest Rate Risk

         The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages the Bank's interest rate exposure using gap analysis and interest rate simulation models.

         Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, gap analysis alone does not accurately measure the potential magnitude of changes in net interest income since changes in interest rates do not affect assets and liabilities at the same rate, to the same extent, or on the same basis. Furthermore, static gap analysis does not consider future growth.

         A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) indicates that more liabilities reprice during a given period compared to assets.

         Generally, during a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, in general, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. However, certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets (e.g., adjustable rate mortgages) often have provisions that may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals in the event of a change in interest rates may differ significantly from those assumed in the calculations shown in the table above. Finally, the ability of borrowers to service their debt may decrease in the event of an interest rate increase. Consequently, any model used to analyze interest rate sensitivity will be vulnerable to the assumptions made with respect to the foregoing factors.

         The Bank uses a computer-based simulation model to assess the impact of changes in interest rates on net interest income. The model incorporates management's business plan assumptions and related asset and liability yields/costs, deposit sensitivity and the size, composition and maturity or repricing characteristics of the Bank's assets and liabilities. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Actual results may differ from simulated results due to the various factors described above.

         Gap analysis and interest rate simulation models require assumptions about certain categories of assets and deposits. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Interest-bearing demand deposits, statement savings and money market accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Bank's net interest income if more expensive alternative sources of deposits are required to fund loan growth or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

         The following table sets forth the amount of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2008, which are expected to mature or reprice in each of the time periods shown:

                                                                                            Non-Rate
                                                                                           Sensitive
                                        One Year        One-Five           Over             Assets/
(dollars in thousands)                  Or Less           Years         Five Years        Liabilities           Total
                                      -------------    ------------    -------------     -------------      --------------
Interest-earning assets:
  Short term investments              $       4,335     $           -    $           -     $           -     $       4,335
  Investment securities held to
  maturity                                        -               600           27,798                 -            28,398
  Investment securities available
  for sale                                        -                 -                -                 -                 -
  Loans receivable                           77,108            62,960           54,036                 -           194,104
                                                                           -----------       -----------       -----------
                                        -----------       -----------
  Total interest-earning assets              81,443            63,560           81,834                 -           226,837
                                                          -----------      -----------       -----------       -----------

  Non-rate sensitive assets:
   Other Assets                                   -                 -                -            20,698            20,698
                                        -----------       -----------      -----------       -----------       -----------

      Total assets                    $      81,443     $      63,560    $      81,834     $      20,698     $     247,535
                                        ===========       ===========      ===========       ===========       ===========
Interest-bearing liabilities:
  Interest-bearing demand             $      26,845     $           -    $           -     $           -     $      26,845
  Statement savings                           3,401                 -                -                 -             3,401
  Money market                               59,204                 -                -                 -            59,204
  Certificates of deposit                    78,443            12,950                -                 -            91,393
  Subordinated Debt                           3,000                 -                -                 -             3,000
  Borrowings                                 11,074            15,183                -                 -            26,257
                                        -----------       -----------      -----------       -----------       -----------
    Total interest-bearing
    liabilities                             181,967            28,133                -                 -           210,100
                                        -----------       -----------      -----------       -----------       -----------
Non-rate sensitive liabilities:
  Non-interest bearing deposits                   -                 -                -            21,187            21,187
  Other liabilities                               -                 -                -               870               870
  Capital                                         -                 -                -            15,378            15,378
                                        ------------      -----------      -----------       -----------       -----------
     Total liabilities and capital    $     181,967     $      28,133    $           -     $      37,435     $     247,535
                                        ===========       ===========      ===========       ===========       ===========
Period GAP                            $    (100,524 )   $      35,427    $      81,834     $     (16,737 )
Cumulative interest-earning assets    $      81,443     $     145,003    $     226,837
Cumulative interest-bearing
liabilities                           $     181,967     $     210,100    $     210,100
Cumulative GAP                        $    (100,524)    $     (65,097)  $       16,737
Cumulative RSA/RSL (1)                        44.76%            69.26%          107.76%

     (1) Cumulative interest-earning assets divided by cumulative interest-bearing liabilities.

Based upon the above gap analysis and other modeling techniques utilized by the Bank, the interest rate risk profile of the Bank is within Board approved tolerance limits.

Liquidity

         Liquidity represents the Bank's ability to meet its normal cash flow requirements for the funding of loans, repayment of deposits and payment of operating costs. The Bank's primary sources of liquidity include deposits, amortization and prepayment of loans, maturities and repayments of investment securities, and the Bank's borrowing capability. Management monitors liquidity daily, and on a monthly basis incorporates liquidity analysis into its asset/liability management program.

         In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, the Bank has access to unsecured, overnight lines of credit in the aggregate total of $44.0 million, consisting of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank and $41.0 million through the FHLB of New York. The arrangement with Atlantic Central Bankers Bank is for the sale of federal funds to the Bank subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on the Bank's residential mortgage loan portfolio. At December 31, 2008 and 2007, the Bank had no balances outstanding against those lines of credit. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.


         The Bank had cash and cash equivalents of $9.4 million at December 31, 2008 and $14.1 million at December 31, 2007 in the form of cash, due from banks and federal funds sold. At December 31, 2008, unused lines of credit available to the Bank's customers and committed, undisbursed loan proceeds including letters of credit totaled $42.5 million. Certificates of deposit scheduled to mature in one year or less totaled $78.4 million at December 31, 2008. Based on the Bank's experience, management believes that a substantial amount of these certificates of deposit will remain with the Bank upon maturity. The Bank anticipates that it will continue to have sufficient funds available to meet the needs of its customers for deposit repayments and loan fundings.

         The Bank's ability to generate deposits depends on the success of its branches and the continued expansion of its branch network. The Bank opened its branch locations in Medford, New Jersey during the fourth quarter of 2002, in Burlington City, New Jersey during the third quarter of 2003, in Cherry Hill, New Jersey in the first quarter of 2006, in Voorhees, New Jersey during the fourth quarter of 2006 and in Moorestown, New Jersey during the second quarter of 2008. The Bank's success and, in particular, the success of these and any other new branches, is dependent on a number of factors, including the Bank's ability to establish branches in favorable locations, recruit and hire experienced managers and staff to meet the needs of its customers through personalized services and a broad array of financial products, and the general economic conditions of the market area in which they are located. Unexpected changes in the national and local economy may also adversely affect the branches' ability to attract or retain deposits and foster new loan relationships. In addition, because the Bank will incur start-up and operating costs associated with expansion, the opening of new branches is expected to adversely affect future profitability in the short term.

Capital Resources

         The maintenance of appropriate levels of capital in excess of regulatory minimums is an important objective of the Bank's asset and liability management process. The Bank met the definition of an "adequately-capitalized" institution at December 31, 2008 and "well capitalized as December 31, 2007. See
Note 17 of "Notes to Financial Statements" (regulatory matters) for additional information regarding the Bank's regulatory capital requirements.

The Bank's capital ratios at December 31, 2008, 2007 and 2006 are presented in the following table:

                                                       2008                2007                2006
                                                   -------------       -------------       -------------
Shareholders' equity to total assets                     6.2%                7.3%                8.4%
Leverage ratio                                           6.2%                7.5%                8.8%
Risk-based capital ratios:
   Tier 1                                                7.2%                9.4%               11.3%
    Total Capital                                        9.1%               10.0%               12.1%

               On October 31, 2008, the Bank issued a hybrid capital instrument in the form of subordinated debt which qualifies as Tier II capital in the aggregate amount of $3.0 million. The term of the debt is for a six year period with a maturity date of November 1, 2014, and the interest rate is 5.00% fixed for the first year then adjusts at a variable rate equal to prime rate for the remaining five years. The debt security is redeemable at par after April 30, 2009 at the Bank's option.

         On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5,000,000. The Company has drawn $4,500,000 under the loan and has contributed $4,400,000 as additional capital to the Bank.

Off-Balance Sheet Arrangements

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee by the customer. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2008 were $42.5 million. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

         Standby letters of credit are conditional commitments issued by the Bank to a third party on behalf of a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate. At December 31, 2008, the Bank's obligations under standby letters of credit totaled $718,000.

         The Bank has also entered into long term operating lease obligations for some of its premises and equipment, the terms of which generally include options to renew. These instruments involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition. At December 31, 2008, the Bank's future minimum operating lease obligations totaled $2.8 million.

         The off-balance sheet arrangements discussed above did not have, and the Bank believes are not reasonably likely to have in the foreseeable future, a material impact on the Bank's financial condition or liquidity.

See Note 12 to Notes to Consolidated Financial Statements for additional information regarding operating leases.

See Note 13 to Notes to Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

Contractual Obligations

         The following table represents the Bank's aggregate contractual obligations to make future payments as of December 31, 2008.

                                        One year or        One - Five          Over Five
  (dollars in thousands)                   Less              Years              Years             Total
                                       --------------    ---------------    ---------------    -------------
  Time deposits                        $    78,443       $    12,950         $       -           $ 91,393
  Long term debt                            11,074            15,183                 -             26,257
  Operating lease                              422             1,799                606             2,827
                                          -----------       ------------       ------------       ----------
                                          -----------       ------------       ------------       ----------
        Total                          $    89,939        $         29,932   $      606          $120,477
                                          ===========       ============       ============       ==========

Item 7.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         The following audited financial statements and related documents are set forth in this Annual report on form 10-K on the following pages:

                                                                            Page
         Report of Independent Registered Public Accounting Firm             33

         Consolidated Statements of Financial Condition                      34

          Consolidated Statements of Operations                              35

         Consolidated Statements of Changes in Shareholders Equity           36

         Consolidated Statements of Cash Flows                               37

         Notes to Financial Statements                                       38

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Cornerstone Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of Cornerstone Financial Corporation and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP


Philadelphia, PA
March 30, 2009

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)                                     December 31, 2008       December 31, 2007
                                                                    ---------------------- -----------------------

Assets:
Cash and due from banks                                        $              5,033      $              5,209
Federal funds sold                                                            4,335                     8,875
                                                                 ------------------        -------------------
     Cash and cash equivalents                                                9,368                    14,084
                                                                 ------------------        -------------------
Investment securities:
   Held to maturity (fair value 2008 - $28,487; 2007 -
$36,297)                                                                     28,398                    36,327
   Available for sale (amortized cost 2008- $0; 2007 -
$2,977)                                                                           -                     2,984
Loans receivable                                                            194,104                   146,041
     Less allowance for loan losses                                           1,133                     1,050
                                                                 ------------------        -------------------
          Loans receivable, net                                             192,971                   144,991
                                                                 ------------------        -------------------
Federal Home Loan Bank stock                                                  1,377                       721
Premises and equipment, net                                                   8,469                     7,319
Accrued interest receivable                                                   1,217                     1,009
Bank owned life insurance                                                     4,348                     3,785
Deferred taxes                                                                  462                       313
Other Real Estate Owned                                                         281                       466
Other assets                                                                    644                       512
                                                                 ------------------        -------------------
    Total Assets                                               $            247,535      $            212,511
                                                                 ==================        ===================

Liabilities:
Non-interest bearing deposits                                  $             21,187      $             24,432
Interest bearing deposits                                                    89,450                    78,501
Certificates of deposit                                                      91,393                    81,157
                                                                 ------------------        -------------------
     Total deposits                                                         202,030                   184,090
                                                                 ------------------        -------------------
Advances from the Federal Home Loan Bank                                     26,257                    12,288
Subordinated debt                                                             3,000                         -
Other liabilities                                                               870                       670
                                                                 ------------------        -------------------
    Total Liabilities                                                       232,157                   197,048
                                                                 ------------------        -------------------

Commitments and Contingencies (Note 13)

Shareholders' Equity:
Common stock, $5 par value:
     authorized 7,000,000 shares;
     issued and outstanding 1,655,767 shares at December
31, 2008
        and 1,540,543 shares at December 31, 2007                             8,279                     7,703
Additional paid-in capital                                                    7,244                     7,316
Accumulated (deficit) earnings                                                 (145)0                     440
Accumulated other comprehensive income                                            -                         4
                                                                 ------------------        -------------------
     Total Shareholders' Equity                                              15,378                    15,463
                                                                 ------------------        -------------------
     Total Liabilities and Shareholders' Equity                $            247,535      $            212,511
                                                                 ==================        ===================

See accompanying notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS


        (in thousands, except per share data)

                                                             For the Year Ended         For the Year Ended
                                                             December 31, 2008          December 31, 2007
                                                           ----------------------     ----------------------
        Interest Income
          Interest and fees on loans                         $           10,589         $            9,524
          Interest on investment securities                               1,783                      1,811
          Interest on federal funds                                         108                        113
                                                                -----------------          -----------------
                 Total interest income                                   12,480                     11,448

        Interest Expense
          Interest on deposits                                            4,506                      5,774
              Interest on borrowings                                      1,083                        648
                                                                -----------------          -----------------
                 Total interest expense                                   5,589                      6,422
                                                                -----------------          -----------------
          Net interest income                                             6,891                      5,026
          Provision for loan losses                                         221                          -
                                                                -----------------          -----------------
          Net interest income after loan loss provision                   6,670                      5,026
                                                                -----------------          -----------------

        Non-Interest Income
          Service charges on deposits                                       104                         87
            Origination fees on mortgage loans sold                           8                          3
          Bank owned life insurance income                                  163                        146
            Gain on sale of fixed assets                                     57                          -
          Miscellaneous fee income                                           87                         88
                                                                -----------------          -----------------
                 Total non-interest income                                  419                        324
                                                                -----------------          -----------------

        Non-Interest Expense
          Salaries and employee benefits                                  4,011                      3,288
          Net occupancy                                                   1,272                        921
          Data processing and other service costs                           372                        290
          Professional services                                             491                        319
          Advertising and promotion                                         141                        127
            Other real estate owned expense                                  69                          -
            Impairment loss on other real estate owned                      155                          -
            FDIC expense                                                    201                        127
          Other operating expenses                                          628                        501
                                                                -----------------          -----------------
             Total non-interest expense                                   7,340                      5,573
                                                                -----------------          -----------------

        Income before income taxes                                         (251)                      (223)
        Income tax benefit                                                 (164)                      (135)
                                                                -----------------          -----------------
              Net loss                                             $        (87)        $              (88)
                                                                =================          =================

                 Earnings per share
           Basic                                             $            (0.05)     $               (0.05(1)
           Diluted                                           $            (0.05)     $               (0.05(1)

        Weighted average shares outstanding
           Basic                                                          1,656                      1,656(1)
           Diluted                                                        1,656                      1,656(1)

(1) Earnings per share have been restated to reflect the 7.5% common stock dividend paid on May 15, 2008 to common shareholders of record as of April 2, 2008.

See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




(in thousands, except share data)

                                                                                              Accumulated
                                Comprehensive                    Additional     Accumulated      Other
                                   Income                        Paid-in        Earnings      Comprehensive
                                   (Loss)       Common Stock     Capital        (Deficit)     Income (Loss)       Total
                                ------------    ------------   ------------    -----------    -------------    -----------
Balance at                                       $    7,336     $     6,851     $     1,365    $       (72)   $    15,480
   December 31, 2006
                                                   =========      =========       ========       =========      =========

Comprehensive income/ (loss)
 Net loss                       $       (88)     $        -     $         -     $       (88)   $         -    $       (88)
Unrealized gain on securities
  available for sale, net of
  tax                                    76               -               -               -             76             76
                                  ----------

 Comprehensive loss             $       (12)
                                  ==========

Non-vested stock based                                    -              (5)             -              -              (5)
  compensation
Stock Dividends                                         367             470            (837)            -              -
                                                   ---------      ---------       --------       ---------      ---------

Balance at                                       $    7,703     $     7,316     $       440    $         4    $    15,463
   December 31, 2007
                                                   =========      =========       ========       =========      =========

Comprehensive income/ (loss)
 Net loss                       $       (87)     $        -     $         -     $       (87) ) $         -    $       (87)
Unrealized loss on securities                                                             -               )              )
  available for sale, net of
  tax                                    (4)              -               -                             (4             (4
                                  ----------

 Comprehensive loss             $       (91)
                                  ==========

Stock based compensation                                  -               9              -              -               9
Declaration of  7.5% common
  stock dividend                                        576             (81)           (498)               -           (3)
                                                   ---------      ---------       --------       ---------      ---------

Balance at
   December 31, 2008                             $    8,279     $     7,244     $      (145)   $         -    $    15,378
                                                   =========      =========       ========       =========      =========






     See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




 (in thousands)

                                                                   For the Year Ended        For the Year Ended
                                                                   December 31, 2008         December 31, 2007
                                                                  --------------------      ---------------------

 Cash flows from operating activities:
            Net (loss) income                                      $            (87)         $             (88)
            Adjustments to reconcile net income to net cash
          provided by
             (used for) operating activities:
        Provision for loan losses                                               221                          -
        Income on Bank Owned Life Insurance                                    (163)                      (146)
              Gain on sale of fixed assets                                      (57)                         -
        Depreciation                                                            422                        345
        Amortization of premiums and discounts, net                               4                         20
              Stock option expense                                                9                          5
              Deferred tax benefit                                             (146)                       (48)
              Impairment loss on other real estate owned                        155                          -
        Loans originated for sale                                            (2,488)                      (808)
        Proceeds from sales of loans held for sale                            2,488                        808
        Increase in accrued interest receivable and
              other assets                                                     (340)                      (314)
             Increase (decrease) in other liabilities                           200                        (75)
                                                                     -----------------          -----------------
          Net cash (used) provided by operating activities                      218                       (301)
 Cash flows from investing activities:
        Purchases of investments held to maturity                           (27,714)                   (13,050)
        Repayment of investments held to maturity                            35,636                      8,089
        Repayment of investments available for sale                           2,980                      4,100
              Purchase of Federal Home Loan Bank Stock                         (656)                      (224)
        Purchase of Bank Owned Life Insurance                                  (400)                         -
              Proceeds from sale of fixed assets                                582                          -
              Insurance proceeds on other real estate owned                      30                          -
        Net increase in loans                                               (48,201)                   (29,175)
        Purchases of premises and equipment                                  (2,097)                      (995)
                                                                     -----------------          -----------------
          Net cash used by investing activities                             (39,840)                   (31,255)
 Cash flows from financing activities:
            Net increase in deposits                                         17,940                     22,799
            Proceeds from borrowings                                      1,438,990                  1,508,585
            Principal payments on borrowings                             (1,422,021)                (1,504,277)
            Cash paid in lieu of fractional shares on stock
 dividend                                                                        (3)                         -
                                                                     -----------------          -----------------
          Net cash provided by financing activities                          34,906                     27,107

           Net (decrease) in cash and cash equivalents                       (4,716)                    (4,449)
 Cash and cash equivalents at the beginning of the year                      14,084                     18,533
                                                                     -----------------          -----------------
 Cash and cash equivalents at the end of the year                  $          9,368          $          14,084
                                                                     =================          =================

 Supplemental disclosures of cash flow information:
          Cash paid during the year for interest                   $          5,572          $           6,453
          Cash paid during the year for income taxes                             10                         60
          Net change in unrealized gain (loss)on securities
            available for sale,     net of tax                                   (4)                        76
          Issuance of stock dividend                                            576                          -
          Transfer from loans receivable to other real
            estate owned                                                          -                        466





See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)      Nature of Operations

       Cornerstone Bank (the "Bank") is a state-chartered commercial bank that offers a variety of traditional commercial banking products and services to small and medium-sized businesses, local professionals and individuals, throughout Burlington and northern Camden counties in New Jersey. The Bank is supervised and regulated by the New Jersey State Department of Banking and Insurance and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC to the extent provided by law. The Bank is managed as one business segment.

(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The consolidated financial statements include the accounts of Cornerstone Bank and its one subsidiary, Cornerstone Realty Holdings Inc.

       (b)    Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the allowance for loan losses and the evaluation of income taxes.

       (c)   Cash and Cash Equivalents

              For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds sold are repurchased the following day.

       (d)    Investment Securities

              Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method that produces results which approximate level yield over the estimated remaining term of the underlying security.

              Securities not classified as held to maturity are classified as available for sale, and are stated at fair value. Changes in unrealized gains and losses relating to available for sale securities are excluded from earnings and reported as accumulated other comprehensive loss, a separate component of shareholders' equity, net of tax. Gains and losses are determined using the specific-identification method and are accounted for on a trade-date basis.

              We evaluate securities for other-than-temporary impairment at least quarterly. When evaluating a security for impairment, we consider the length of time and the amount to which the fair value is less than the amortized cost, the investment issuer's credit-worthiness and ability to meet its cash flow requirements, and our intent and ability to hold until its fair value has recovered.

       (e)    Loans Held for Sale

              The Bank originates and sells residential mortgage loans (without recourse) on a servicing released basis to the secondary market. This activity enables the Bank to fulfill the credit needs of the community while reducing its overall exposure to interest rate and credit risk. These loans are reported at the lower of their cost or fair market value.

       (f)    Loans

              Loan origination fees and related direct loan origination costs of completed loans are deferred, and then recognized over the life of the loan as an adjustment of yield reflected as interest income in the statements of operations. The unamortized balances of such net deferred loan origination fees/costs are reported on the Bank's statements of financial condition as a component of loans receivable.

              Interest income is recorded on the accrual basis. Loans are reported as non-accrual if they are past due as to principal or interest payments for a period of ninety days or more. Exceptions may be made if a loan is deemed by management to be well collateralized and in the process of collection. Loans that are on a current payment status may also be classified as non-accrual if there is serious doubt as to the borrower's ability to continue interest or principal payments. When a loan is placed in the non-accrual category, interest accruals cease and uncollected accrued interest receivable is reversed and charged against current interest income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured.

              Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, the Bank excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.


       (g)    Allowance for Loan Losses

              The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to examinations performed by regulatory agencies. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb loan losses in any category.

              Management uses significant estimates to determine the allowance for loan losses. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Bank's control, it is at least reasonably possible that management's estimate of the allowance for loan losses and actual results could differ in the near term.

              In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

       (h)    FHLB Stock

              The Bank carries its investment in Federal Home Loan Bank (FHLB) Stock at its amortized cost. The Bank had $1,377,000 in FHLB stock at December 31, 2008 compared to $721,000 at December 31, 2007.

       (i)    Premises and Equipment

              Premises and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives or the remaining lease terms. No events have occurred, or changes in management's intentions, that would impact the amortization period or recoverability of premises and equipment, including leasehold improvements. Software costs, furniture and equipment have depreciable lives of 3 to 10 years. The costs of maintenance and repairs are expensed as they are incurred and renewals and betterments are capitalized.

       (j)    Bank Owned Life Insurance

              The Bank purchased an additional $400,000 of Bank Owned Life Insurance ("BOLI") on selected directors and officers for the year ended December 31, 2008. The Bank initially purchased $2,890,000 of Bank Owned Life Insurance on December 31, 2005 and $610,000 on March 3, 2006. BOLI is carried at its aggregate cash surrender value less surrender charges and totaled $4,348,000 at December 31, 2008. Income of $163,000 was recognized on the BOLI during the year ended December 31, 2008. The Bank recognized $146,000 of income on the BOLI during the year ended December 31, 2007. The Bank is the sole beneficiary of the BOLI.

       (k)    Real Estate Owned

              Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Bank had $281,000 in real estate owned at December 31, 2008 compared to $466,000 of real estate owned at December 31, 2007.

       (l)    Earnings Per Share

              Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential shares as computed under the treasury stock method using average common stock prices. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares that would have been outstanding had all common stock options granted been exercised.

       (m)    Income Taxes

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Bank's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

       (n)    Stock Options

              On January 1, 2006, the Bank adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-based Payment" (Statement 123R). This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued.

              Recent Accounting Pronouncements


       (o)    FIN 48  Accounting for Uncertainty in Income Taxes

              In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the Bank. The Bank adopted this statement in 2007 and there was no effect on its results of operations or financial position.

       (p)    SFAS 157 Fair Value Measurement

              In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (Statement
              157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements. The Bank adopted this statement on January 1, 2008 and it did not have a material impact on the consolidated financial statements.

              In conjunction with the adoption of Statement 157, the Bank also adopted FASB Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2) on January 1, 2008. FSP FAS 157-2 amends Statement 157 to defer its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Bank.

              Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

              Level 1. Level 1 inputs are unadjusted quoted prices in
                       active markets for identical assets or liabilites.

              Level 2. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

              Level 3. Level 3 inputs are unobservable inputs.

              A financial instrument's level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

       (q) EITF 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

              In September 2006, the FASB ratified Emerging Issues Task Force
              (EITF) 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. EITF 06-4 requires that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Bank. The Bank adopted this ETIF in 2008, and it did not have a material effect on the Bank's financial position or result of operations.

       (r)    SFAS No. 159, The Fair Value Option for Financial Assets and
              Financial Liabilities -   Including an amendment of FASB Statement
              No. 115

              In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115 (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends FASB Statement 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Bank adopted this Statement in 2008, and it did not have a material effect on the Bank's financial position or result of operations.

              (3) Investment Securities

       A comparison of amortized cost and approximate fair value of investment securities held to maturity and available for sale at December 31, 2008 and 2007 is as follows:

                                                                  December 31, 2008
                                         --------------- -- ------------------ -- --------------- -- ---------------
      (in thousands)                                                                   Gross
                                                                  Gross              Unrealized
                                         Amortized Cost     Unrealized Gains           Losses          Fair Value
                                         ---------------    ------------------    ---------------    ---------------
      Investments held to maturity:
      Government agency obligations      $       26,653     $            108      $            -     $       26,761
      Mortgage backed securities                  1,745                    -                 (19)             1,726
                                            ------------       ---------------       ------------       ------------
           Total                         $       28,398     $            108      $          (19)    $       28,487

                                            ============       ===============       ============       ============

                                                                      December 31,   2007
                                         --------------- -- ------------------ -- --------------- -- ----------------
      (in thousands)                     Amortized Cost           Gross                Gross           Fair Value
                                                                                     Unrealized
                                                            Unrealized Gains           Losses
                                         ---------------    ------------------    ---------------    ----------------
      Investments held to maturity:
      Government agency obligations      $       33,915     $             38      $          (18)    $       33,935
      Mortgage backed securities                  2,412                    -                 (50)             2,362
                                            ------------       ---------------       ------------       -------------
           Total                         $       36,327     $             38      $          (68)    $       36,297

                                            ============       ===============       ============       =============
      Investments available for sale:
      Government agency obligations      $        2,977     $             11      $           (4)    $        2,984
                                            ------------       ---------------       ------------       -------------
           Total                         $        2,977     $             11      $           (4)    $        2,984
                                            ============       ===============       ============       =============

       At December 31, 2008, the Bank had Federal agency securities with aggregate amortized costs totaling $201,000 pledged to collateralize public deposits under the Governmental Unit Deposit Protection Act as compared to $950,000 pledged at December 31, 2007.

       The following table sets forth the scheduled contractual maturities of investment securities held to maturity at December 31, 2008:

       Held to Maturity

                                                        --------------- -- ---------------
                     (in thousands)                     Amortized Cost       Fair Value
                                                        ---------------    ---------------
                     Within one year                    $            -     $            -
                     After one year through five years               -                  -
                     After five years through ten
                     years                                      13,662             13,736
                     After ten years                            14,736             14,751
                                                           ------------       ------------
                     Total                              $       28,398     $       28,487
                                                           ============       ============

       The following table sets forth information regarding the fair value and unrealized losses on the Bank's temporarily impaired investment securities at December 31, 2008 and 2007 for the time periods shown:

                                                      December 31, 2008
      (in thousands)                  Less than 12 months         12 months or longer                Total
                                    ------------------------    ------------------------    ------------------------
                                      Fair         Unrealized     Fair          Unrealized    Fair          Unrealized
                                      Value         Losses        Value         Losses        Value         Losses
                                    ----------    ----------    ----------    ----------    ----------    ----------

      Held to maturity
        Mortgage Backed Securities   $       -             -    $    1,726    $       19    $   1,726     $      19
                                       -------       -------       -------       -------       -------       -------
      Total temporarily impaired
        investments securities       $       -    $        -    $    1,726    $       19    $   1,726     $      19
                                       =======       =======       =======       =======       =======       =======

                                                           December 31, 2007
      (in thousands)                  Less than 12 months         12 months or longer                Total
                                    ------------------------    ------------------------    ------------------------
                                      Fair          Unrealized    Fair          Unrealized    Fair          Unrealized
                                      Value         Losses        Value         Losses        Value         Losses
                                    ----------    ----------    ----------    ----------    ----------    ----------
      Held to maturity
        Government agency
           obligations               $   6,000    $        1    $    8,780    $       17    $  14,780     $      18
        Mortgage Backed Securities           -             -         2,362            50        2,362            50
      Available for sale
        Government agency
           obligations                       -             -           994             4          994             4
                                       -------       -------       -------       -------       -------       -------
                                       -------       -------       -------       -------       -------       -------
      Total temporarily impaired     $   6,000    $        1    $   12,136    $       71    $  18,136     $      72
        investments securities
                                       =======       =======       =======       =======       =======       =======

       Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above are not other than temporarily impaired. The unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and do not reflect a deterioration or downgrade of the investment issuer's credit-worthiness or ability to meet its cash flow requirements. The Bank believes that it is probable that it will receive all future contractual cash flows and has the ability and intent to hold these investment securities until recovery or maturity. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

(4)      Other Comprehensive Income (Loss)

       The change in other comprehensive income (loss) components and related tax (expense) benefit are as follows for the years ended December 31, 2008 and 2007 (in thousands):

                                                                                      2008
                                                                -------------- -- -------------- --- --------------
                                                                 Before-Tax                           Net-of-Tax
       Unrealized gains on securities available for sale:          Amount          Tax Benefit          Amount
                                                                --------------    --------------     --------------
       Unrealized holding losses arising during the year      $           (7)   $             3    $           (4)
                                                                 --------------    --------------    --------------
       Other comprehensive income                             $           (7)   $             3    $           (4)
                                                                ==============    ==============     ==============
                                                                                      2007
                                                                -------------- -- -------------- --- --------------
                                                                 Before-Tax                           Net-of-Tax
       Unrealized gains on securities available for sale:          Amount          Tax Expense          Amount
                                                                --------------    --------------     --------------
       Unrealized holding gains arising during the year       $           127              (51)    $            76
                                                                --------------    --------------     --------------
       Other comprehensive income                             $           127              (51)    $            76
                                                                ==============    ==============     ==============

(5)      Loans Receivable

       Loans receivable consist of the following:


       (in thousands)                                           December 31, 2008             December 31, 2007
                                                             -----------------------       -----------------------
       Commercial                                             $              60,646         $              31,385
       Real estate - commercial                                              91,105                        73,879
       Real estate - residential                                             19,346                        21,327
       Construction                                                          12,323                        10,899
       Consumer loans                                                        10,721                         8,555
                                                                --------------------          --------------------
       Subtotal                                                             194,141                       146,045
       Allowance for loan losses                                             (1,133)                       (1,050)
       Net deferred loan fees                                                   (37)                           (4)
                                                                --------------------          --------------------
                                                                --------------------          --------------------
       Loans receivable, net                                  $             192,971         $             144,991
                                                                ====================          ====================

       Under the New Jersey Banking Act of 1948, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2008, the loans-to-one-borrower limitation was $2.9 million; this excluded an additional 10% of adjusted capital funds or $1.9 million, which may be loaned if collateralized by readily marketable securities as defined by regulations. At December 31, 2008 there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded that limit.

       The Bank lends primarily to customers in its primary market area. The majority of loans are mortgage loans secured by real estate. Included as mortgage loans are commercial real estate, residential real estate and jumbo real estate loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values. At December 31, 2008 and 2007 mortgage loans secured by real estate totaled $110.5 million and $95.2 million, respectively. Mortgage loans represented 56.9% and 65.2% of total loans at December 31, 2008 and 2007, respectively.

       Non-performing assets include non-accrual loans, loans on which the accrual of interest has ceased, and impaired loans. At December 31, 2008 and 2007, the Bank had no non-accrual loans. At December 31, 2008, the Bank had three impaired loans totaling $2,375,000 which are sufficiently collateralized and therefore no specific reserves have been recorded against them. The average balance of impaired loans totaled $2,383,000 for 2008, interest income recorded on impaired loans during the year ended December 31, 2008 totaled $69,000. The Bank had no impaired loans at December 31, 2007.

       The following is a summary of the activity of the allowance for loan losses:

(in thousands)                                   2008               2007
                                            --------------     --------------
Balance, beginning of year                   $     1,050        $     1,050
Provision for loan losses                            221                  -
Recoveries (charge-offs), net                       (138)                 -
                                               -----------        -----------
                                               -----------        -----------
Balance, end of year                         $     1,133        $     1,050
                                               ===========        ===========

(6)      Premises and Equipment

       Premises and equipment at December 31, 2008 and 2007, stated at cost less accumulated depreciation and amortization, are summarized as follows:

      (in thousands)                                                          2008                  2007
                                                                       ------------------    -------------------
      Land                                                              $         2,534        $         2,694
      Buildings                                                                   4,493                  3,271
      Furniture and equipment                                                     1,457                    846
      Automobiles                                                                    36                     32
      Leasehold improvements                                                      1,183                    836
      Construction in progress                                                        -                    678
                                                                          ---------------        ---------------
                     Cost                                                         9,703                  8,357
      Accumulated depreciation and amortization                                  (1,234)                (1,038)
                                                                          ---------------        ---------------
               Total                                                    $         8,469        $         7,319
                                                                          ===============        ===============


       Depreciation and amortization expense was $422,000 for the year ended December 31, 2008 and $345,000 for the year ended December 31, 2007. During 2008 the Bank sold fixed assets that had a total of $89,000 in accumulated depreciation, coupled with the retirement of fully depreciated assets of $137,000.

       At December 31, 2008, the Moorestown, Burlington and Medford offices were leased; these leases include options for renewal. See Note 12 to Consolidated Notes to Financial Statements for additional information regarding operating leases.

(7)      Deposits

       Deposits consist of the following major classifications:

      (in thousands)                                   December 31, 2008                   December 31, 2007
                                                  -----------------------------      ------------------------------
      Interest bearing checking accounts          $     26,845          13.3  %       $     32,718            17.8%
      Non-interest bearing checking accounts            21,187          10.5                24,432            13.3
      Statement savings                                  3,401           1.7                 4,720             2.6
      Money market demand accounts                      59,204          29.3                41,063            22.3
                                                     ----------    ---------             ------------    --------
           Total core deposits                    $    110,637          54.8  %       $    102,933            55.9%
                                                     ----------    ---------             ------------    --------

      Jumbo    certificates   of   one   hundred                                                                 0
      thousand or more                                  33,085          16.4                27,589            15.
      Non-jumbo certificates:
           Original  maturities of six months or                                                                 1
      less                                              25,566          12.6                48,021            26.
           Original  maturities of more than six                                                                 0
               months                                   32,742          16.2                 5,547             3.
                                                     ----------    ---------             ------------    --------
           Total time deposits                          91,393          45.2                81,157            44.1
                                                     ----------    ---------             ------------    --------

           Total deposits                         $    202,030         100.0  %       $    184,090           100.0%
                                                     ==========    =========             ============    ========


      The weighted average rate on certificates of deposit was 3.86% and 4.95% at December 31, 2008 and 2007, respectively.

      Interest expense on deposits for the years ended December 31, 2008 and 2007 consisted of the following:

           (in  thousands)                                                2008                2007
                                                                     ----------------    ----------------
           Checking and money market demand accounts                  $       1,692       $       1,673
           Statement savings                                                     57                 164
           Certificates of deposit                                            2,757               3,937
                                                                         ------------        ------------
                 Total                                                  $     4,506       $       5,774
                                                                         ============        ============


       The following is a schedule of certificates of deposit by maturities as of December 31, 2008:

                           Year ending December 31,
                           ------------------------
                           (in thousands)
                                    2009                    $       78,443
                                    2010                             3,519
                                    2011                             9,398
                                    2012                               33
                                    2013                                -
                                                               ----------------
                                                               ----------------
                                    Total                   $       91,393
                                                               ================

(8)      Borrowings

       The Bank is a member of the FHLB. Membership provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions. At December 31, 2008, the Bank was eligible to borrow an additional $10.2 million. At December 31, 2008, the Bank had advances outstanding with the FHLB in the amount of approximately $26.3 million at a weighted average interest rate of 3.62%. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on the Bank's residential mortgage loan portfolio as well as bank owned securities. At December 31, 2008, the Bank had an available line of credit under the Overnight Repricing Advance Program with the FHLB in the aggregate amount of $41.0 million. In addition, the Bank also has access to an unsecured overnight line of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank. This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds. At December 31, 2008 and 2007, the Bank had no balances outstanding against those lines of credit.

       The following is a schedule of advances by maturities as of December 31, 2008:

                           Year ending December 31,
                           ------------------------
                           (in thousands)
                                    2009                             11,074
                                    2010                             15,183
                                                               ----------------
                                    Total                   $        26,257
                                                               ================

       On October 31, 2008, the Bank issued a hybrid capital instrument in the form of subordinated debt which qualifies as Tier II capital in the aggregate amount of $3.0 million. The term of the debt is for a six year period with a maturity date of November 1, 2014, and the interest rate is 5.00% fixed for the first year then adjusts at a variable rate equal to prime rate for the remaining five years. The debt security is redeemable at par after April 30, 2009 at the Bank's option.

(9)      Earnings Per Share

       The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation for the years ended December 31, 2008 and 2007:

                                                                       --------------- -- ----------------
                                                                            2008               2007
                                                                       ---------------    ----------------
            (in thousands, except per share data)

            Net loss                                                   $         (87)       $        (88)
            Weighted average basic number of shares                            1,656               1,656
            Dilutive effect of options                                             -                   -
            Weighted average diluted number of shares                          1,656               1,656
            Basic (loss) earnings per share                                   (0. 05)             (0. 05)
            Diluted (loss) earnings per share                          $      (0. 05)             (0. 05)


       For the year ended December 31, 2008, there were stock options on 67,899 shares which were anti-dilutive due to the Bank's net loss for the period ending December 31, 2008.

       For the year ended December 31, 2007, there were stock options on 61,409 shares which were anti-dilutive due to the Bank's net loss for the period ending December 31, 2007.

(10)     Fair Value of Financial Instruments

       The following required disclosure of the estimated fair value of financial instruments has been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

       The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

       (a) Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable

              The items are generally short-term in nature and, accordingly, the carrying amounts reported in the consolidated statements of financial condition are reasonable approximations of their fair values.

       (b)    Investment Securities

              Fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       (c)    Loans

              For variable rate loans that reprice frequently and with no significant change in credit risk, fair value is based on carrying value. The fair value for other loans receivable was estimated using a discounted cash flow analysis, which uses interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Consideration was given to the rates of prepayment, economic conditions, risk characteristics and other factors considered appropriate.

       (d)    FHLB Stock

                  The carrying value of FHLB Stock in the accompanying statements of financial condition approximates fair value.

       (e)    Deposits

              The fair values of deposits subject to immediate withdrawal, such as interest and non-interest checking, statement savings, and money market deposit accounts are equal to their carrying amounts in the accompanying statements of financial condition. Fair values for time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

       (f)    FHLB Advances

              Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing FHLB Advances.

       (g)    Subordinated Debenture

              For variable rate subordinated debentures that reprices frequently and with no significant change in credit risk, fair value is based on carrying value.

       (h)    Off-balance sheet instruments

              Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

       The estimated fair value of the Bank's financial instruments at December
        31, 2008 and 2007 was as follows:

                                                          2008                                    2007
                                           ------------------------------------    -----------------------------------
      (in thousands)                       Carrying amount        Estimated        Carrying amount       Estimated
                                                                 fair value                              fair value
                                           ----------------    ----------------    ----------------    ---------------

      Financial assets:
           Cash and cash equivalents       $        9,368      $        9,368      $       14,084      $      14,084
           Investments held to maturity            28,398              28,487              36,327             36,297
           Investments available for sale               -                   -               2,984              2,984
           Loans receivable                       194,104             193,861             146,041            145,064
           FHLB stock                               1,377               1,377                 721                721
           Accrued interest receivable              1,217               1,217               1,009              1,009
                                              -------------       -------------       -------------      -------------
               Total financial assets      $      234,464      $      234,310      $      201,166            200,789
                                              =============       =============       =============      =============
      Financial Liabilities:
           Checking Accounts               $       48,032      $       48,032      $       57,150             57,150
           Statement savings accounts               3,401               3,401               4,720              4,720
           Money market accounts                    9,110               9,110              15,040             15,040
              Index Accounts                       50,094              50,094              26,023             26,023
           Certificates of deposit                 91,393              91,674              81,157             81,450
           FHLB advances                           26,257              26,257              12,288             12,288
              Subordinated Debt                     3,000               3,000                   0                  0
              Accrued interest payable                278                 278                 260                260
                                              -------------       -------------       -------------      -------------
               Total financial liabilities  $      231,565      $      231,846      $      196,638            196,631
                                              =============       =============       =============      =============

                                               Contract           Estimated            Contract           Estimated
                                                Value             Fair Value            Value            Fair Value
                                           ----------------    ----------------    ----------------    ---------------
      Off-balance sheet instruments:
            Commitments to extend credit    $       42,514      $            -      $       33,867     $            -
                                              =============       =============       =============      =============


(11)     Income Taxes

       Income tax expense (benefit) for the years ended December 31, 2008 and 2007 consisted of the following:

            (in thousands)                                                      2008                2007
                                                                           ----------------    ----------------
            Federal:
                 Current                                                    $         (20)      $         (88)
                 Deferred                                                            (122)                (16)
            State:
                 Current                                                                4                   1
                 Deferred                                                             (26)               ( 32)
                                                                               ------------        ------------
                                                                               ------------        ------------
                                                                            $        (164)      $        (135)
                                                                               ============        ============

       The following is a reconciliation between expected tax expense (benefit) at the statutory rate of 34% and actual tax expense:

           (in thousands)                                                        2008                 2007
                                                                           -----------------     ---------------
           At federal statutory rate                                        $        (85)         $        (76)
           Adjustments resulting from:
                State tax, net of federal benefit                                    (23)                  (20)
                Bank owned life insurance                                            (55)                  (50)
                Other                                                                 (1)                   11
                                                                              --------------        ------------
                                                                              --------------        ------------
                                                                            $       (164)         $       (135)
                                                                              --------------        ------------

       A summary of deferred tax assets and liabilities of the Bank at December
       31, 2008 and 2007, are as follows:

      (in thousands)                                                         2008                    2007
                                                                      --------------------    -------------------
      Deferred tax assets:
           Book bad debt reserves - loans                               $             452       $             419
           NJ depreciation                                                              2                       3
              Net Operating Loss- State                                                22                      18
              Deferred Compensation                                                    42                      20
              OREO Impairment                                                          62                       -
              FASB 123R Options                                                         5                       2
              Charitable Contribution Carryforward                                     22                      22
           Depreciation                                                                79                      22
                                                                                                  ---------------
                                                                          ----------------        ---------------
               Total deferred tax assets                                              686                     506
                                                                          ----------------        ---------------
      Deferred tax liabilities:
           Tax bad debts                                                            (  41)                  (  78)
           Deferred loan costs                                                       (183)                   (112)
              Unrealized losses on AFS securities                                       -                      (3)
                                                                                                  ---------------
                                                                          ----------------
               Total deferred tax liabilities                                        (224)                   (193)
                                                                          ----------------        ---------------
                                                                          ----------------        ---------------
      Net deferred tax asset                                            $             462       $             313
                                                                          ================        ===============

       The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management determined that it is more likely than not that the Bank will realize the benefits of these deferred tax assets and, therefore, there is no valuation allowance required.

       As of January 1, 2008 and December 31, 2008, the Bank had no material unrecognized tax benefits or accrued interest and penalties. The Bank's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2005 through 2008 were open for examination as of December 31, 2008.

       As of December 31, 2008, the Bank has charitable contribution carryforwards of $54,593 that will expire after December 31, 2012 if unutilized. In addition, the Bank has state net operating loss carryforwards of $370,398 which will begin to expire after December 31, 2014 if not utilized.

(12)     Operating Leases

       At December 31, 2008, the Bank was obligated under non-cancelable operating leases, which generally include options to renew, for the Bank's premises in Moorestown, Medford, Burlington and Mt. Laurel, New Jersey and for certain equipment.

       Future minimum payments, including anticipated renewals, under these leases for the years 2009 through 2013 and thereafter are as follows (in thousands):

               2009                $        422
               2010                         424
               2011                         430
               2012                         403
               2013 and thereafter        1,148
                                      ----------
               Total               $      2,827
                                      ==========

       Total lease expense for all leases for the years ended December 31, 2008 and 2007 was $376,000 and $274,000, respectively.

(13)     Commitments and Contingencies

       Financial Instruments with Off-balance Sheet Risk


       The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit to meet the financing needs of its customers. Commitments issued to potential borrowers of the Bank amounted to approximately $42.5 million at December 31, 2008 and $33.9 million at December 31, 2007. Such commitments have been made in the normal course of business and at current prevailing market terms. The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate.

       Legal Proceedings

       At December 31, 2008 and 2007, the Bank was neither engaged in any existing nor aware of any significant pending legal proceedings. From time to time, the Bank is a party to litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Bank's financial condition or results of operation. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Bank.

(14)     Related Party Transactions

       At December 31, 2008 and 2007 and for the periods then ended, the Bank has made no extensions of credit to any director or officer of the Bank.

       The Bank obtained certain legal, engineering and 401(k) plan investment services from other entities which are or were affiliated with directors of the Bank. Such aggregate services amounted to fees of $51,000 for the year ended December 31, 2008 and $214,000 for the year ended December 31, 2007. In management's opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

(15)     Stock Option Plan

       In April 2000, the Bank's Shareholders approved the Bank's 2000 Stock Option Plan A and Plan B (together the "Stock Option Plans"). Pursuant to the Stock Option Plans, a total of 77,382 shares of common stock have been reserved for issuance by the Bank upon exercise of stock options to be granted to officers, directors, key employees and other persons from time to time.

       In May 2000, options to purchase a total of 73,467 shares of common stock were granted under the Stock Option Plans at an exercise price of $10.00 per share, of which 51,800 shares became vested immediately and 21,667 shares became vested on a one-third per year basis, with one-third being immediately vested. In July 2001, options to purchase a total of 1,600 shares of common stock were granted at an exercise price of $10.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In August 2004, options to purchase a total of 2,250 shares of common stock were granted at an exercise price of $12.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In October 2007, options to purchase a total of 2,430 shares of common stock were granted at an exercise price of $10.10 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In March 2008, options to purchase a total of 1,750 shares of common stock were granted at an exercise price of $8.05 per share, with vesting on a one-third per year basis, with one-third being immediately vested.

        All options expire ten years from the date of the grant. The exercise price of each option equals the market price of the Bank's common stock on the date of grant.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of options granted in 2008 was $2.65 and fair value of options granted in 2007 was $3.53. Significant assumptions used in the model for 2008 grants included a risk-free interest rate of 3.53%; an expected life of five years; and expected volatility of 30%. Assumptions used in the model for 2007 grants included a risk-free interest rate of 4.54%; an expected life of ten years; and expected volatility of 30%.

       The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at December 31, 2008 is $8,400 which will be recognized over the next two years.

       A summary status of the Bank's Stock Option Plans as of December 31, 2008 and 2007 and the changes during the years ended is as follows:


                                                              2008                         2007 (1)
                                                    --------------------------    ---------------------------
                                                     Shares        Weighted        Shares         Weighted
                                                                    Average                        Average
                                                                     Price                          Price
                                                    ----------    ------------    -----------    ------------

               Outstanding, beginning of year         66,015      $      8.88        68,958      $      8.92
               Granted                                 1,884             7.49         2,612                -
               Forfeited                                   -                -       (5,555)             9.67
               Exercised                                   -               -              -               -
                                                    ----------    -- ---------    -----------    -- ---------
               Outstanding, end of year               67,899      $      8.63        66,015      $      8.88
                                                    ==========    == =========    ===========    == =========


                                                    ----------    -- ---------    -----------    -- ---------
               Options   exercisable  at  December    65,775      $      8.86        64,273      $      8.86
               31,
                                                    ==========    == =========    ===========    == =========


(1) December 31, 2007 stock option share information has been restated to reflect the 7.5% common stock dividend paid on May 15, 2008 to common shareholders of record as of April 2, 2008.

       A summary status of all stock options outstanding and exercisable for the Stock Option Plans as of December 31, 2008, segmented by range of exercise prices is as follows:


                                               Outstanding                                 Exercisable
                            --------------------------------------------------    -------------------------------
                                                                Weighted
                                                                Average
                                              Weighted         Remaining                            Weighted
                              Number of       Average          Contractual         Number of        Average
                               Shares       Exercise Price         Life             Shares        Exercise Price
                            ------------    ---------------    ---------------    ------------    ---------------
      Stock Options:
      $7.49 - $9.40            67,889       $    8.63           1.6 years           65,775         $   8.86


       In 2008, the Bank had stock based compensation expense of $7,600 compared to a benefit of $5,000 in 2007. The Bank recorded no tax benefit from stock based compensation during the years ended December 31, 2008 and December 31, 2007, respectively.

(16)     Deferred Compensation Plans

       Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (the "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Bank recorded $67,000 and $0 in deferred compensation expense during the years ended December 31, 2008 and 2007, respectively.

(17)     Regulatory Matters

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, the Bank met all capital adequacy requirements to which it was subject.

       As of December 31, 2008, the Bank's management believes that the Bank would be "adequately-capitalized" under applicable FDIC capital adequacy regulations. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as "adequately-capitalized" under the regulatory framework for prompt corrective action.

       As discussed in Footnote 19, the Company has contributed $4,400,000 in additional capital to the Bank and is now considered to be "well capitalized" under applicable FDIC capital adequacy regulations.

       The Bank's actual capital amounts and ratios at December 31, 2008 and 2007 are presented in the following table:

                                                                                            To be well capitalized
                                                                 For capital adequacy       under prompt corrective
                                           Actual                      purposes                action provisions
                                   ------------------------     ------------------------    ------------------------
      (dollars in thousands)         Amount         Ratio         Amount        Ratio         Amount        Ratio
                                     ------         -----         ------        -----         ------        -----

      At December 31, 2008:
         Total Capital (to risk
           weighted assets)           $ 19,511        9.1%        $  17,065       8.0%        $  21,331      10.0 %
         Tier I Capital (to risk
           weighted assets)           $ 15,378        7.2%        $   8,533       4.0%        $  12,799       6.0 %
         Tier I Capital (to
           average assets)            $ 15,378        6.2%        $   9,861       4.0%        $  12,327       5.0 %

      At December 31, 2007:
         Total Capital (to risk
           weighted assets)           $ 16,509       10.0%        $  13,186       8.0%        $  16,483      10.0 %
         Tier I Capital (to risk
           weighted assets)           $ 15,459        9.4%        $   6,593       4.0%        $   9,890       6.0 %
         Tier I Capital (to
           average assets)            $ 15,459        7.5%        $   8,203       4.0%        $  10,254       5.0 %

(18)   Dividend Policy

       The future dividend policy of the Bank is subject to the discretion of the Board of Directors and will be dependent upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by the Board of Directors of the Bank out of funds legally available for that purpose.

       Under New Jersey law, the directors of a New Jersey state-chartered bank, such as the Bank, are permitted to declare dividends on common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have surplus (additional paid-in capital) of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

(19)   Subsequent Event

       On July 17, 2008, the Board of Directors of the Bank approved a Plan of Acquisition ("Plan"), which provides for the establishment of a bank holding company structure. Pursuant to the Plan, the Bank became a wholly-owned subsidiary of Cornerstone Financial Corporation ("CFC"), a New Jersey corporation formed solely for the purpose of becoming the holding company of the Bank. The Plan provided for the transfer and contribution of all of the Bank's common stock held by shareholders to CFC in a one-for-one exchange for the common stock of CFC.

       The Plan was adopted by a two-thirds majority of the Bank's shareholders on October 28, 2008. The Plan was approved by the New Jersey Department of Banking and Insurance ("NJDOBI") on August 15, 2008 and was also approved by the Federal Reserve Bank of Philadelphia as of December 30, 2008. The holding company reorganization was consummated as of the close of business on January 30, 2009, therefore, the financial statements and all other operating information contained in this annual report on Form 10-K for the year ending December 31, 2008 are of the Bank on a stand alone basis.

       On February 17, 2009, Cornerstone Financial Corporation ("CFC") entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5,000,000. CFC has drawn $4,500,000 under the Loan and has contributed $4,400,000 as additional capital to its wholly-owned subsidiary, Cornerstone Bank.

       As a result of the additional capital received from CFC, Cornerstone Bank, has now returned to "Well Capitalized Status" with capital ratios effective February 17, 2009 as follows:

                  Tier I capital to risk weighted assets:       8.95%
                  Total capital to risk weighted assets:      10.82%
                  Tier I capital to average assets:            7.95%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9A. Controls and Procedures

         Not applicable.

Item 9A(T). Controls and Procedures


Evaluation of Disclosure Controls and Procedures
         The Bank's chief executive officer and chief financial officer, after evaluating the effectiveness of the Bank's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that as of such date, the Bank's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Bank is recorded, processed, summarized and reported in a timely manner.

Management's Report on Internal Control over Financial Reporting

        The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). The Bank's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

         Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment using the COSO criteria, management concluded that the Bank's internal control over financial reporting was effective as of December 31, 2008.

         This Annual Report on Form 10-K does not include an attestation report of the Bank's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Bank's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Bank to provide only management's report in this Annual Report on Form 10-K.


         There were no changes in the Bank's internal control over financial reporting that occurred during the Bank's fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.


Item 9B. Other Information


         Not Applicable



                                    PART III

Item 10. Directors, Executive Officers, and Corporate Governance

         The information contained under the sections captioned "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2009 (the "Proxy Statement") is incorporated herein by reference.

Code of Ethics. The Company has adopted a Code of Ethics for the Bank's chief executive officer and principal financial and accounting officers. A copy of the Code of Ethics can be found on the Company's internet website at www.cornerstonebanknj.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within four business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

Item 11.  Executive Compensation

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

         The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

          Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth summary information regarding the Bank's equity compensation plans:

                                                                                                  ( c )
                                                                                           Number of securities
                                            ( a )                                          remaining available
                                     Number of securities              ( b )               for future issuance
                                      to be issued upon          Weighted-average              under equity
                                         exercise of             exercise price of          compensation plans
                                     outstanding options,           outstanding           (excluding securities
                                     warrants, and rights        options, warrants              reflected
     As of December 31, 2008                 (#)                  and rights ($)             in column ( a )
     -----------------------       -----------------------     --------------------      -----------------------

  Equity compensation plans
  approved by security holders              67,899                     $8.63                          1,135
  (1)

  Equity compensation plans
  not approved by security                    -                          -                              -
  holders
                                    -----------------------     --------------------      -----------------------
                          Total             67,899                     $8.63                          1,135
                                    =======================     ====================      =======================

(1) Represents shares of the Company's common stock which may be issued upon the exercise of options granted under the Company's 2000 Stock Option Plans.

Item 13.  Certain Relationships and Related Party Transactions

         The information contained under the sections captioned "Certain Business Relationships," "Corporate Governance - Director Independence," "Corporate Governance - Audit Committee" and "Corporate Governance - Compensation Committee" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the section captioned "Relationship with Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits

   (a) Financial Statements. Listed below are all financial statements filed as part of this report.

   1. The statements of financial condition of Cornerstone Bank as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2008 and 2007, together with the related notes.

   2.      Schedules omitted as they are not applicable.

   (b) Exhibits. The following exhibits are included in this Report or incorporated herein by reference:

    3.(i)  Certificate of Incorporation (1)

    3.(ii) By-laws (1)

   10.(a)  Employment Agreement with Keith Winchester dated February 15, 1999
           (1)
   10.(b)  The Bank's Stock Option Plan dated May 8, 2000 (1)

   10.(c) Director Fee Deferral and Death Benefit Plan dated December 30, 2005, as amended by Amendment No. 1 to the Director Fee Deferral and Death Benefit Plan dated June 20, 2007 (1)

   10.(d) Employment Agreement with George W. Matteo, Jr. dated January 10, 2008 (1)

10.(e) Amended and Restated Non-Qualified Deferred Compensation Plan dated September 9, 2008 (1)

   10.(f) Loan Agreement with Atlantic Central Bankers Bank ("ACBB") dated February 17, 2009 (2)

   10.(g)  Line of Credit Note with ACBB dated February 17, 2009 (2)

   10.(h)  Stock Pledge Agreement with ACBB dated February 17, 2009 (2)

   21      Subsidiaries of the Registrant

   31.1 CEO Certification required under section 302 of Sarbanes - Oxley Act of 2002

   31.2 CFO Certification required under section 302 of Sarbanes - Oxley Act of 2002

   32.1 CEO Certification required under section 906 of Sarbanes - Oxley Act of 2002

   32.2 CFO Certification required under section 906 of Sarbanes - Oxley Act of 2002

                  (1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CORNERSTONE BANK

                                           By:/s/ George W. Matteo, Jr.
                                           -------------------------------------
                                           George W. Matteo, Jr.
                                           Chairman of the Board,
                                           President and Chief Executive Officer
Date: March 30, 2009

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

/s/ George W. Matteo, Jr.                                       /s/ Keith Winchester
---------------------------                                     -----------------------
George W. Matteo, Jr.                                           Keith Winchester
Chairman of the Board,                                          Executive Vice President and
President and Chief Executive Officer                           Chief Financial Officer
(Principal Executive Officer)                                   (Principal Financial and Accounting Officer)


/s/ J. Richard Carnall                                          /s/ J. Mark Baiada
----------------------                                          ------------------
J. Richard Carnall                                              J. Mark Baiada
Vice Chairman                                                   Director


/s/ Gaetano P. Giordano                                         /s/ Robert A. Kennedy, Jr.
------------------------                                        --------------------------
Gaetano P. Giordano                                             Robert A. Kennedy, Jr.
Director                                                        Director


/s/ Ronald S. Murphy                                            /s/ Bruce Paparone
------------------------------------                            ------------------
Ronald S. Murphy                                                Bruce Paparone
Director                                                        Director