Form 10-Q
period 2009-03-31
Cornerstone Financial Corp
filed 2009-05-15
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-Q
[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2009
                                                        --------------
                                      -OR-
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ___________ to _____________.

                        CORNERSTONE FINANCIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

            New Jersey                                         80-0282551
--------------------------------------------           ------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)

6000 Midlantic Drive, Suite 120 S, Mount Laurel, New Jersey            08054
-------------------------------------------------------------------------------
(Address of principal executive offices)                              Zip Code

Registrant's telephone number, including area code: (856) 439-0300
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES      NO  X
    ---    ----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X NO    .
                                      ---   ---
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

Non-accelerated filer   [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES    NO  X
                                    ---    ---

As of May 13, 2009, there were 1,655,767 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION
                                    CONTENTS

                                                                                         PAGES
                                                                                         -----
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements................................................1
     Consolidated Statements of Financial Condition at March 31, 2009 (unaudited)
        and December 31, 2008................................................................1

     Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008........................................................2

        Consolidated Statement of Changes in Stockholders' Equity (unaudited)
         for the three months ended March 31, 2009...........................................3

     Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008........................................................4

     Notes to Consolidated Financial Statements (unaudited) .................................5

   Item 2.  Management's Discussion and Analysis or Plan of Operation.......................10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................19

   Item 4.  Controls and Procedures.........................................................19

PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings...............................................................19

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................19

   Item 3.  Defaults upon Senior Securities.................................................19

   Item 4.  Submission of Matters to a Vote of Security Holders.............................19

   Item 5.  Other Information...............................................................19

   Item 6.  Exhibits........................................................................19

Signatures..................................................................................20

Exhibit 31.1................................................................................21

Exhibit 31.2................................................................................22

Exhibit 32.1 ...............................................................................23

Exhibit 32.2 ...............................................................................24

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                        CORNERSTONE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(In thousands, except share data)                                         March 31, 2009          December 31, 2008
                                                                          --------------          -----------------
                                                                           (Unaudited)
ASSETS:
Cash and due from banks                                                        $      6,550      $             5,033
Federal funds sold                                                                    5,500                    4,335
                                                                       ---------------------     ---------------------
     Cash and cash equivalents                                                       12,050                    9,368
                                                                       ---------------------     ---------------------
Investment securities:
   Held to maturity (fair value 2009 - $37,259; 2008 - $28,487)                      37,380                   28,398
Loans held for sale                                                                     250                        -
Loans receivable                                                                    213,833                  194,104
     Less allowance for loan losses                                                   1,474                    1,133
                                                                       ---------------------     ---------------------
          Loans receivable, net                                                     212,359                  192,971
                                                                       ---------------------     ---------------------
Federal Home Loan Bank Stock                                                          1,366                    1,377
Premises and equipment, net                                                           8,081                    8,469
Accrued interest receivable                                                           1,251                    1,217
Bank owned life insurance                                                             4,391                    4,348
Deferred taxes                                                                          613                      462
Other Real Estate Owned                                                                 214                      281
Other assets                                                                            509                      644
                                                                       ---------------------     ---------------------
     TOTAL ASSETS                                                             $     278,464      $           247,535
                                                                       =====================     =====================

LIABILITIES:
Non-interest bearing deposits
                                                                                     26,699                   21,187
Interest bearing deposits                                                            90,810                   89,450
Certificates of deposit                                                             111,307                   91,393
                                                                       ---------------------     ---------------------
     Total deposits                                                                 228,816                  202,030
                                                                       ---------------------     ---------------------
Advances from the Federal Home Loan Bank                                             25,992                   26,257
Subordinated debt                                                                     3,000                    3,000
Line of credit                                                                        4,500                        -
Other liabilities                                                                       975                      870
                                                                       ---------------------     ---------------------
     TOTAL LIABILITIES                                                              263,283                  232,157
                                                                       ---------------------     ---------------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Common stock, $0 par value:
     $0 par value: authorized 10,000,000 shares; issued and
outstanding 1,655,767 at March 31, 2009
     $5 par value: authorized 7,000,000 shares; issued and
outstanding 1,655,767 At December 31, 2008                                                -                    8,279
Additional paid-in capital                                                           15,524                    7,244
Retained deficit                                                                       (343)                    (145)
                                                                       ---------------------     ---------------------
     Total Stockholders' Equity                                                      15,181                   15,378
                                                                       ---------------------     ---------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      278,464      $            247,535
                                                                       =====================     =====================



See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                     -------------------------------------------------------

(In thousands, except per share data)                      March 31, 2009                March 31, 2008
                                                     -------------------------     -------------------------
INTEREST INCOME                                            (Unaudited)                   (Unaudited)
  Interest and fees on loans                                $           2,964                $        2,533
  Interest on investment securities                                       384                           444
  Interest on federal funds                                                 3                            55
                                                     -------------------------     -------------------------
     TOTAL INTEREST INCOME                                              3,351                         3,032

INTEREST EXPENSE
  Interest on deposits                                                  1,232                         1,288
  Interest on borrowings                                                  295                           236
                                                     -------------------------     -------------------------
     TOTAL INTEREST EXPENSE                                             1,527                         1,524
                                                     -------------------------     -------------------------
  Net interest income                                                   1,824                         1,508
  Provision for loan losses                                               341                            23
                                                     -------------------------     -------------------------
  NET INTEREST INCOME AFTER LOAN LOSS PROVISION                         1,483                         1,485
                                                     -------------------------     -------------------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                      27                            26
  Origination fees on mortgage loans sold                                   4                             1
  Bank owned life insurance income                                         43                            38
   Gain on sale of fixed assets                                             -                            57
  Miscellaneous fee income                                                 19                            20
                                                     -------------------------     -------------------------
     TOTAL NON-INTEREST INCOME                                             93                           142
                                                     -------------------------     -------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        1,064                           928
  Net occupancy                                                           464                           284
  Data processing and other service costs                                  85                            77
  Professional services                                                    83                            85
   Advertising and promotion                                               41                            25
   Other real estate owned expense                                          9                             -
   FDIC expense                                                            54                            30
  Other operating expenses                                                123                           126
                                                     -------------------------     -------------------------
     TOTAL NON-INTEREST EXPENSE                                         1,923                         1,555
                                                     -------------------------     -------------------------

Income (loss) before income taxes                                        (347)                           72
Income tax (benefit) expense                                             (149)                           14
                                                     -------------------------     -------------------------
NET (LOSS) INCOME                                           $            (198)     $                     58
                                                     =========================     =========================

EARNINGS PER SHARE
  Basic                                                     $           (0.12)     $                   0.04
  Diluted                                                   $           (0.12)     $                   0.04


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                 1,656                         1,656
  Diluted                                                               1,656                         1,656


 See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINACIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


(Dollars in thousands)
                                                            Additional                       Accumulated Other
                        Comprehensive        Common           Paid-in        Accumulated       Comprehensive
                             loss             Stock           Capital          Deficit             Income             Total
                        --------------      ----------      -----------     -------------    ------------------    -------------
 Balance at                               $   8,279        $    7,244       $      (145)        $      -          $    15,378
 December 31, 2008
 Comprehensive loss:
   Net loss            $     (198)                -                 -              (198)               -                 (198)
   Unrealized gain
   on securities
   available for
   sale, net of tax             -                -                 -                  -               -                   -
                       -----------
   Comprehensive loss  $     (198)
                       ===========
Stock based                                       -                 1                  -               -                    1
compensation
Creation of Holding
Company                                     (8,279)             8,279                  -                                    -
                                          ---------        ----------       ------------       ------------      ------------
 Balance at
 March 31, 2009                           $       -        $   15,524       $      (343)        $      -          $    15,181
                                          =========        ==========       ============       ============      ============





See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                      -------------------------------------------------

(In thousands)                                                            March 31, 2009               March 31, 2008
                                                                      -----------------------        ------------------
                                                                             (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income                                                  $        (198)                      $  58
         Adjustments to reconcile net income to net
           cash provided by (used in)  operating activities:
         Provision for loan losses                                                    341                          23
               Gain on sale of fixed assets                                             -                         (57)
         Depreciation                                                                 405                          81
         Amortization of premiums and discounts, net                                    2                          12
         Stock Option expense                                                           1                           1
         Deferred tax (benefit) expense                                              (151)                          1
         Decrease in other real estate owned                                           67                           -
         Loans originated for sale                                                 (1,368)                       (657)
         Proceeds from sales of loans held for sale                                 1,118                         657
               Income on Bank Owned Life Insurance                                    (43)                        (38)
         Decrease in accrued interest receivable
             and other assets                                                         101                          36
         Increase (decrease) in other liabilities                                     105                         (52)
                                                                --------------------------    ------------------------
           Net cash provided by operating activities                                  380                          65
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investments held to maturity                              ( 17,643)                     (14,987)
         Maturity and calls of investments held to maturity                         8,659                      26,232
         Redemption (purchase) of  FHLB Stock                                          11                        (663)
         Proceeds from sale of fixed assets                                             -                         582
         Net increase in loans                                                    (19,729)                     (5,964)
         Purchases of premises and equipment                                          (17)                      ( 463)
                                                                --------------------------    ------------------------
           Net cash (used in) provided by  investing
             activities                                                           (28,719)                      4,737
CASH FLOWS FROM FINANCING ACTIVITIES:

         Net increase (decrease) increase in deposits                              26,786                     (16,684)

         Proceeds from borrowings                                                  23,300                     100,990
         Principal payments on borrowings                                         (19,065)                    (86,244)
                                                                --------------------------    ------------------------
           Net cash provided by (used in) financing activities                     31,021                      (1,938)
           Net increase in cash and cash equivalents                                2,682                       2,864
Cash and cash equivalents at the beginning of the period                            9,368                      14,084
                                                                --------------------------   ------------------------
Cash and cash equivalents at the end of the period                         $       12,050     $                16,948
                                                                ==========================    ========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                          $        1,452     $                 1,541
         Net change in unrealized gain on securities
           available for sale, net of tax                                               -                          13
         Distribution of 7.5% Common Stock Dividend                                     -                         576

          See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cornerstone Financial Corporation and its wholly owned subsidiary, Cornerstone Bank. (together, the "Company"). These interim statements, which are unaudited, were prepared in accordance with instructions for Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the interim financial statements have been included.

Cornerstone Financial Corporation was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009. The statement of financial condition as of December 31, 2008 has been derived from audited financial statements. As Cornerstone Financial Corporation did not have any operations in 2008, the results of operations, the statement of financial condition, and the related financial data for period prior to 2009 are those of the Bank on a stand alone basis For further information, refer to the financial statements and footnotes thereto included in Cornerstone Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the United States Securities and Exchange Commission.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the allowance for loan losses and the evaluation of deferred taxes.

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. Management does not believe the resolution of this litigation would have a material adverse effect on the Company's financial condition or results of operations. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved materially adverse to the Company.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential common shares as computed under the treasury stock method using average common stock prices.

NOTE 5 - STOCK OPTIONS

On January 1, 2006, the Bank adopted Statement of Financial Accounting Standards No.123R, "Share-based Payment (SFAS No. 123R)." This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Statement generally requires that an entity account for those transactions using the fair-value method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The Bank had $3,700 in unrecognized compensation costs relating to non-vested stock based compensation awards at March 31, 2009.

On March 1, 2008, options to purchase a total of 1,750 shares of common stock were granted with an exercise price of $7.49 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis, with one-third being immediately vested. The exercise price of each option equals the market price of the Bank's common stock on the date of the grant.

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at March 31, 2009 and December 31, 2008 is as follows (in thousands):


                                                              March 31, 2009
                                                              --------------
                                                                   Gross              Gross
                                                                Unrealized         Unrealized            Fair
                                                 Cost              Gains             Losses             Value
                                            ---------------    --------------     --------------    ---------------
   INVESTMENTS HELD TO MATURITY:
   Government agency obligations                  $  35,805      $         73             $ (198)         $  35,680
   Mortgage backed securities                         1,575                 6                 (2)             1,579
                                            ---------------    --------------     --------------    ---------------
   Total                                          $  37,380      $         79             $ (200)         $  37,259
                                            ===============    ==============     ==============    ===============

                                                             December 31, 2008
                                                             -----------------
                                                                   Gross              Gross
                                                                Unrealized         Unrealized            Fair
                                                 Cost              Gains             Losses             Value
                                            ---------------    --------------     --------------    ---------------
   INVESTMENTS HELD TO MATURITY:
   Government agency obligations                  $  26,653      $        108        $         -          $  26,761
   Mortgage backed securities                         1,745                 -                (19)             1,726
                                            ---------------    --------------     --------------    ---------------
   Total                                          $  28,398      $        108        $       (19)         $  28,487
                                            ===============    ==============     ==============    ===============

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at March 31, 2009 and December 31, 2008 for the time periods shown (in thousands):


                                                                     March 31, 2009
                                                                     --------------
                                      Less than 12 months         12 months or longer                 Total
                                   ------------------------    -------------------------    -------------------------
                                                 Unrealized                  Unrealized        Fair        Unrealized
                                    Fair Value     Losses       Fair Value     Losses          Value         Losses
                                   -----------   -----------   ------------ -------------   -----------    ----------
   INVESTMENTS HELD TO MATURITY:

   Government Agency Obligations      $ 19,036   $      198    $          -    $       -       $19,036           $198
   Mortgage Backed Securities                -            -             442            2           442              2
                                   -----------   -----------   ------------ -------------   -----------   ------------
   Total temporarily
      impaired investment
      securities                      $ 19,036   $      198    $        442    $       2       $19,478    $       200
                                   ===========   ===========   ============ =============   ===========   ============


                                                                  December 31, 2008
                                                               -------------------------
                                     Less than 12 months         12 months or longer                 Total
                                   ------------------------    -------------------------    -------------------------
                                                Unrealized                    Unrealized        Fair        Unrealized
                                   Fair Value     Losses       Fair Value       Losses         Value          Losses
                                  -----------   -----------   ------------   -------------   -----------   ------------
   INVESTMENTS HELD TO MATURITY:
   Mortgage Backed Securities               -             -          1,726              19         1,726             19
                                  -----------   -----------   ------------   -------------   -----------   ------------
   Total temporarily
      impaired investment
      securities                  $         -   $         -         $1,726    $         19       $ 1,726       $     19
                                  ===========   ===========   ============   =============   ===========   ============

Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above is not other than temporary. The unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and not a deterioration or downgrade of the investment issuer's credit worthiness or ability to meet its cash flow requirements. The Company believes that it is probable that it will receive all future contractual cash flows and has the ability and intent to hold these investment securities until recovery or maturity. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

NOTE 7 - OTHER COMPREHENSIVE INCOME

The change in other comprehensive income components and related tax benefits are as follows for the three- month periods ended March 31, 2009 and 2008 (in thousands):

                                                                                      March 31,
                                                                                        2009
                                                                 -------------- -------------------------------------
                                                                  Before-Tax                            Net-of-Tax
                                                                    Amount           Tax Expense          Amount
                                                                 --------------     --------------    ---------------
   Unrealized gains on securities available for sale:
   Unrealized holding gains arising during the period            $            -                  -    $             -
                                                                 --------------     --------------    ---------------
   Other comprehensive income                                    $            -                  -    $             -
                                                                 ==============     ==============    ===============


                                                                                      March 31,
                                                                                        2008
                                                                 ----------------------------------------------------
                                                                  Before-Tax                            Net-of-Tax
                                                                    Amount           Tax Expense          Amount
                                                                 --------------     --------------    ---------------
   Unrealized gains on securities available for sale:
   Unrealized holding gains arising during the period            $           23                (10)   $            13
                                                                 --------------     --------------    ---------------
   Other comprehensive income                                    $           23     $          (10)   $            13
                                                                 ==============     ==============    ===============

NOTE 8 - LOANS RECEIVABLE
Loans receivable consist of the following (in thousands):



                                                                 March 31, 2009            December 31, 2008
                                                             -----------------------    -----------------------
   Commercial                                                     $          71,199          $           60,646
   Real estate - commercial                                                 102,325                      91,105
   Real estate - residential                                                 17,781                      19,346
   Construction                                                              12,057                      12,323
   Consumer loans                                                            10,456                      10,721
   Net deferred loan costs (fees)                                                15                         (37)
                                                             -----------------------    -----------------------
                                                                            213,833                     194,104
    Allowance for loan losses                                               (1,474)                      (1,133)
                                                             -----------------------    -----------------------
           Loans receivable, net                                   $        212,359           $         192,971
                                                             =======================    =======================

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At March 31, 2009, the loans-to-one-borrower limitation was approximately $3,610,886; this excludes an additional 10% of adjusted capital funds, or approximately $2,407,000, which may be loaned if collateralized by readily marketable securities. At March 31, 2009, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Bank recognized no interest income on non-accrual loans during the three month period ended March 31, 2009.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At March 31, 2009 and December 31, 2008, the Company did not have any non-accrual loans. At March 31, 2009, the Company had one impaired loan totaling $1,850,500 which is sufficiently collateralized; and therefore, no specific reserve has been recorded against it. The average balance of impaired loans totaled $1,850,500 for 2009, and interest income recorded on impaired loans during the three months ended March 31, 2009, totaled $32,000.

NOTE 9 - BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4,391,000 at March 31, 2009. Income of $43,000 was recognized on the BOLI during the three-month period ended March 31, 2009 as compared to $38,000 for the three month period ended March 31, 2008. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 10 - DEFERRED COMPENSATION PLANS

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $35,000 in deferred compensation expense during the three-month period ended March 31, 2009 as compared to $24,000 for the three- month period ended March 31, 2008.

NOTE 11 - INCOME TAXES

The Bank adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Federal tax years 2005 through 2008 remain subject to examination as of March 31, 2009, while tax years 2005 through 2008 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Bank adopted SFAS No. 157, "Fair Value Measurements" (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements. The adoption of Statement 157 did not have a material impact on the Bank's consolidated financial statements.

In conjunction with the adoption of Statement 157, the Bank also adopted FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2) on January 1, 2008. FSP FAS 157-2 amends Statement 157 to defer its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company.

Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

o  Level 1.    Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

o  Level 2.    Level 2 inputs are inputs other than quoted prices
               included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

o   Level 3.   Level 3 inputs are unobservable inputs.

A financial instrument's level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

LOANS HELD FOR SALE

On a non recurring basis the Company originates and sells residential mortgage loans (without recourse) to the secondary market. The activity enables the Company to fulfill the credit needs of the community while reducing its overall exposure to interest rate and credit risk. The Company values loans held for sale using observable inputs other than quoted prices for identical assets, and therefore classify them as level 2 within the fair value hierarchy. These loans are reported at the lower of their cost or fair market value.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY

In April 2009, the FASB issued FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). This FSP provides guidance on identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FSP requires additional disclosures for instruments within the scope of SFAS 157. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, or the interim period ending June 30, 2009 for the Company, and is not expected to have a material effect on the Company's financial position or results of operations

FSP FAS 115-2 AND FAS 124-2, RECOGNITION AND PRESENTATION OF
OTHER-THAN-TEMPORARY IMPAIRMENTS

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary ("OTTI") impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than- temporary impairments on debt and equity securities in the financial statements. The FSP modifies the presentation of OTTI losses and expands existing disclosure requirements about OTTI. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, or the interim period ending June 30, 2009 for the Company, and is not expected to have a material effect on the Company's financial position or results of operations.

FSP FAS 107-1 AND APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF INSTRUMENTS

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Instruments" (FSP FAS 107-1 and APB 28-1). This FSP requires publicly traded companies to disclosure the fair value of financial instruments within the scope of FAS 107 in interim financial statements. FSP FAS 107-2 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, or the interim period ending June 30, 2009 for the Company, and is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Cornerstone Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and the following factors, among others,: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the above listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

OVERVIEW

CORNERSTONE FINANCIAL CORPORATION

         The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the "Bank") to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Bank's business. The holding company reorganization was completed in January, 2009. As such, the Company did not have any operations in 2008, other than obtaining regulatory approval for the holding company reorganization, and the results of operations, and all financial data at December 31, 2008 and for the three months ended March 31, 2008 presented herein, are those of the Bank on a stand alone basis.

CORNERSTONE BANK

         The Bank is a New Jersey state chartered commercial bank headquartered in Moorestown, New Jersey. The Bank commenced operations on October 4, 1999, and conducts business from its main office in Moorestown and from five additional branch offices located in Medford, Burlington, Cherry Hill, Voorhees, and Mount Laurel, New Jersey. The Bank provides a broad range of lending, deposit and financial products. The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals. At March 31, 2009, the Bank had total assets of $278.5 million, total deposits of $228.8 million and shareholders' equity of $15.2 million compared to at December 31, 2008 total assets of $247.5 million, total deposits of $202.0 million and total shareholders equity of $15.4 million.

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

CURRENT ECONOMIC AND MARKET CONDITIONS

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general. In addition, the possible duration and severity of the adverse economic cycle is unknown and may increase the Company's exposure to credit risk. Treasury and FDIC programs have been initiated to address economic stabilization, yet the effectiveness of these programs in stabilizing the economy and the banking system at large are uncertain.

MARKET AREA

The Company's market area is comprised of approximately 300 square miles in western Burlington County and northern Camden County, New Jersey. We have chosen this market because we believes it contains a stable, diversified economy. Within this market area, we presently focus our activities in the suburban communities of Moorestown, Mount Laurel, Medford, Burlington City, Cherry Hill, Mount Holly, Maple Shade, Medford Lakes, Evesham, Gibbsboro and Voorhees, New Jersey. Our deposit and loan activities are significantly affected by economic conditions it its market area. We believe that our market area provides strong opportunities in which to develop a banking franchise. Our strategy is to selectively expand our present market into locations where we can build upon the relationships the members of the Bank's Board of Directors and management team have with community members to best utilize our community oriented approach to our competitive advantage. The establishment of branches is subject to approval by the New Jersey Department of Banking Institutions.

INTEREST RATE RISK

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income while creating an asset/liability structure that maximizes earnings. Our Asset Liability Management Committee actively monitors and manages our interest rate exposure using gap analysis and interest rate simulation models.

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, gap analysis alone does not accurately measure the potential magnitude of changes in net interest income since changes in interest rates do not affect assets and liabilities at the same rate, to the same extent, or on the same basis. Furthermore, static gap analysis does not consider future growth or changes in the asset mix.

A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) indicates that more liabilities reprice during a given period compared to assets.

Generally, during a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, in general, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. However, certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets (e.g., adjustable rate mortgages) often have provisions that may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals in the event of a change in interest rates may differ significantly from those assumed in the calculations shown in the table below. Finally, the ability of borrowers to service their debt may decrease in the event of an interest rate increase. Consequently, any model used to analyze interest rate sensitivity will be vulnerable to the assumptions made with respect to the foregoing factors.

We use a computer-based simulation model to assess the impact of changes in interest rates on net interest income. The model incorporates management's business plan assumptions and related asset and liability yields/costs, deposit sensitivity and the size, composition and maturity or repricing characteristics of our assets and liabilities. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Actual results may differ from simulated results due to the various factors discussed above.

The following table sets forth the amount of the our interest-earning assets and interest-bearing liabilities at March 31, 2009, which are expected to mature or reprice in each of the time periods shown:


                                                                                             Non-Rate
                                                                                             Sensitive
                                              One Year         One-Five         Over          Assets/
  (Dollars in thousands)                      or Less           Years        Five Years     Liabilities        Total
                                              --------          -----        ----------     -----------        -----

  INTEREST-EARNING ASSETS:
    Short term investments                         $ 5,500         $    -       $       -      $      -        $5,500
    Investment securities held to
       maturity                                          -          5,992          31,388             -        37,380
    Loans held for sale                                250              -               -             -           250
    Loans receivable                                83,933         75,261          54,639             -       213,833
                                                 ---------       --------       ---------      --------     ---------
    Total interest-earning assets                   89,683         81,253          86,027             -       256,963
                                                 ---------       --------       ---------      --------     ---------
    NON-RATE SENSITIVE ASSETS:
      Other assets                                       -              -               -        21,501        21,501
                                                 ---------       --------       ---------      --------     ---------
       Total assets                               $ 89,683       $ 81,253       $  86,027      $ 21,501      $278,464
                                                 =========       ========       =========      ========     =========


  INTEREST-BEARING LIABILITIES:
   Interest-bearing demand                        $ 18,240       $      -       $       -        $    -      $ 18,240
   Statement savings                                 3,125              -               -             -         3,125
   Money market                                     69,445              -               -             -        69,445
   Certificates of deposit                          95,849         15,458               -             -       111,307
   Subordinated debt                                 3,000              -               -             -         3,000
   Borrowings                                       25,992          4,500               -             -        30,492
                                                 ---------       --------       ---------      --------     ---------
       Total interest-bearing
        liabilities                                215,651         19,958               -             -       235,609
                                                 ---------       --------       ---------      --------     ---------

  NON-RATE SENSITIVE LIABILITIES:
    Non-interest bearing deposits                        -              -               -        26,699        26,699
    Other liabilities                                    -              -               -           975           975
    Capital                                              -              -               -        15,181        15,181
                                                 ---------       --------       ---------      --------     ---------
       Total liabilities and capital             $ 215,651       $ 19,958       $       -      $ 42,855     $ 278,464
                                                 =========       ========       =========      ========     =========
  Period GAP                                    $( 125,968)     $  61,295        $ 86,027      $(21,354)
  Cumulative interest-earning assets            $   89,683      $ 170,936        $256,963
  Cumulative interest-bearing                   $  215,651      $ 235,609        $235,609
  liabilities
  Cumulative GAP                                $ (125,968)     $ (64,673)       $ 21,354

  Cumulative RSA/RSL (1)                            41.59%         72.55%         109.06%

(1) Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At March 31, 2009, our interest rate sensitivity gap was within Board approved guidelines.

Gap analysis and interest rate simulation models require assumptions about certain categories of assets and deposits. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Interest-bearing demand deposits, statement savings and money market accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact our net interest income if more expensive alternative sources of deposits are required to fund loan growth or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at March 31, 2009 as compared to December 31, 2008 and our results of operations for the three month period ended March 31, 2009 as compared to the same period in 2008.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008

Total assets at March 31, 2009 were $278.5 million, an increase of $30.9 million or 12.5% over December 31, 2008.

This change was primarily due to increases in loans receivable, gross, of $19.4 million, loans held for sale of $250,000, accrued interest receivable of $34,000, deferred taxes of $151,000, investments held to maturity of $8.9 million, cash and cash equivalents of $2.7 million, and bank owned life insurance of $43,000, partially offset by decreases in Federal Home Loan Bank ("FHLB) stock of $11,000, other assets of $135,000, other real estate owned of $67,000 and premise and equipment of $388,000. The increases in assets were funded by a $26.8 million increase in deposits and a $4.5 million increase in debt partially offset by a $265,000 reduction in Federal Home Loan Bank advances.

Loans receivable, at March 31, 2009, totaled $213.8 million, an increase of $19.7 million or 10.2% from December 31, 2008. This increase was attributable to increases in commercial loans of $10.6 million and commercial real estate loans of $11.2 million, partially offset by decreases in consumer loans of $265,000, construction loans of $266,000 and residential real estate loans of $1.6 million. See Note 8 to our Financial Statements for a breakdown of the components of our loan portfolio.

We believe the increase in loans receivable primarily reflects the competitive pricing of our loan products and the continued development of relationships with local small businesses, which management believes are attracted to the Company by the high level of individualized service we provide through its team of lenders.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At March 31, 2009 and December 31, 2008, the Bank did not have any non-accrual loans. At March 31, 2009, the Bank had one impaired loan totaling $1,850,500 as compared to three loans at December 31, 2008 totaling $2,375,000.00 all of which are sufficiently collateralized and therefore no specific reserves have been recorded against it them. The average balance of impaired loans totaled $1,850,500 for 2009 as compared to $2,383,000 for 2008, and interest income recorded on impaired loans during the three months ended March 31, 2009 was $32,000 as compared to $69,000 for the twelve months ended December 31, 2008.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At March 31, 2009, the Bank had $214,000 in real estate owned compared to $281,000 in real estate owned at December 31, 2008. The change reflects adjustments made to the carrying value during 2009.

Total liabilities at March 31, 2009 amounted to $263.3 million, an increase of $31.1 million or 13.4% from December 31, 2008. This change was primarily due to increases in total deposits of $26.8 million, line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $4.5 million and other liabilities of $105,000, partially offset by a decrease of $265,000 in advances from Federal Home Loan Bank.

Total deposits at March 31, 2009 were $228.8 million, an increase of $ 26.8 million or 13.3% from December 31, 2008. The increase in total deposits was spread amongst non-interest bearing deposits with an increase of $5.5 million, certificates of deposit with an increase of $19.9 million, and interest bearing core deposits with an increase of $1.4 million. The change in deposits was primarily related to the competitive pricing of our deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service provided by our team of retail branch managers. Consumer and commercial deposits are attracted principally from within our primary market area. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey, although we do accept deposits from residents of other states.

At March 31, 2009, the Bank had advances with the FHLB in the amount of $26.0 million, a decrease of $265,000 or 1.01 % from December 31, 2008. The weighted average interest rate on the Bank's borrowings from FHLB was 3.62% at March 31, 2009 and at December 31, 2008.

Stockholders' equity at March 31, 2009 amounted to $15.2 million, a decrease of $197,000 or 1.28% over December 31, 2008. This decrease reflects a net loss of $198,000 for the three month period ended March 31, 2009 offset by stock based compensation expense of $1,000.

RESULTS OF OPERATIONS

NET INCOME. We recorded a net loss for the three month period ended March 31, 2009 of $198,000 or $0.12 per share as compared to a net income of $58,000 or $0.04 per share for the same period in 2008. The change in net income for the three-month period compared to the prior period was attributable to a higher net interest income of $319,000 offset by a decrease of $49,000 in non-interest income and increases of $136,000 in employee salaries and benefits expense, $180,000 in net occupancy expense, and $24,000 in FDIC premium expense. The net interest margin for the three-month period ended March 31, 2009 decreased by 5 basis points to 3.10% as compared to 3.15% for the same period in 2008.

INTEREST INCOME. Total interest income amounted to $3.4 million for the three-month period ended March 31, 2009, an increase of $319,000 or 10.52% when compared to the same period in 2009. The increase in interest income was due to volume increases in our interest-earning asset balances rather than rate changes. The average yield on the Bank's interest-earning assets was 5.62% for the three month period ended March 31, 2009 compared to 6.33% during the same period in 2008.

INTEREST EXPENSE. Total interest expense amounted to $1.5 million for the three-month period ended March 31, 2009, an increase of $3,000 when compared to the same period in 2008. The increase in interest expense was due to volume increases in interest bearing deposits and FHLB advances coupled with lower rates being paid on those products when compared to the same period in 2008. The average cost of interest-bearing liabilities was 2.80% for the three-month period ended March 31, 2009 compared to 3.61% during the same period in 2008.

ALLOWANCE FOR LOAN LOSSES. We recorded a provision for loan losses for the three-month period ended March 31, 2009 of $341,000 compared to a provision of $23,000 for the same period in 2008. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the three month period ended March 31, 2009, management believes the credit quality of the Bank's loan portfolio continues to remain strong during this turbulent time in the market. We have not engaged in any sub prime lending activities that have plagued the banking industry. At March 31, 2009, our allowance for loan losses represented 0.69% of total loans outstanding and 79.64% of non-performing loans.

NON-INTEREST INCOME. Non-interest income, which is comprised principally of service charges on deposit accounts, origination fees on residential mortgage loans sold, loan syndication fees, bank owned life insurance income, ATM fees and other miscellaneous fee income, for the three-months ended March 31, 2009 totaled $93,000, a decrease of $49,000 or 34.5% when compared to the same period in 2008. This decrease is the result of a $57,000 gain on the sale of fixed assets during the three months ended March 31, 2008. There was no comparable transaction in 2009. This decrease was partially offset by increases in bank owned life insurance and origination fees on mortgage loans sold.

NON-INTEREST EXPENSE. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, advertising costs, data processing costs and professional services and other operating costs, for the three months ended March 31, 2009 totaled $1.9 million, an increase of $368,000 or 23.7% when compared to the same period in 2008. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $136,000 and net occupancy costs of $180,000. The net increase in occupancy costs is attributable to the one time costs of $135,000 associated with the retirement of certain fixed assets in connection with the closing of the Moorestown Route 38 branch on April 1, 2009.

INCOME TAXES. We recorded a federal and state income tax benefit of $149,000 during the three month period ended

March 31, 2009 compared to an income tax expense of $14,000 for the same period in 2008. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of a loss in the first quarter of 2009. The effective tax rate for the three month period ended March 31, 2009 was 42.9% compared to 19.4% for the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. Liquidity represents our ability to meet our normal cash flow requirements for the funding of loans, repayment of deposits and payment of operating costs. Our primary sources of liquidity include growth in deposits, amortization and prepayment of loans, maturities of investment securities, and our borrowing capability. Management monitors liquidity daily, and on a monthly basis incorporates liquidity analysis into its asset/liability management program.

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $44.0 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $41.0 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At March 31, 2009, we had no outstanding balance against the overnight line of credit at ACBB. The Company has a non revolving line of credit with ACBB for up to $5,000,000 and as of March 31, 2009 there is an outstanding balance of $4.5 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $12.1 million at March 31, 2009 in the form of cash, due from banks and federal funds sold. At March 31, 2009, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $48.5 million. Certificates of deposit scheduled to mature in one year or less totaled $95.8 million at March 31, 2009. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

Our ability to generate deposits depends on the success of our branches and the continued expansion of our branch network. Our success is dependent on a number of factors, including our ability to establish branches in favorable locations, our ability to meet the needs of our customers through personalized services and a broad array of financial products, and the general economic conditions of the market area in which they are located. Unexpected changes in the national and local economy may also adversely affect our ability to attract or retain deposits and foster new loan relationships. In addition, because we will incur start-up and operating costs associated with expansion, the opening of new branches is expected to adversely affect future profitability in the short term.

CAPITAL RESOURCES. Capital adequacy is the ability of the Bank to support growth while protecting the interests of depositors and the deposit insurance fund. Bank regulatory agencies have developed certain capital ratio requirements, which are used to assist them in monitoring the safety and soundness of financial institutions. Management continually monitors these capital requirements. The Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of total risk-weighted assets is required to be "Tier I Capital," consisting of common stockholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which banks must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the stated minimum.
The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At March 31, 2009 the Bank maintained a Tier I leverage ratio of 7.53%, a Tier I risk-based capital ratio of 8.28% and a total risk-based capital ratio of 10.16%. The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5,000,000. The Company has drawn $4,500,000 under the loan and has contributed $4,400,000 as additional equity to the Bank.

OFF-BALANCE SHEET ARRANGEMENTS. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 2009 were $48.5 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At March 31, 2009, our obligations under standby letters of credit totaled $718,000.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOSSES ON LOANS

The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the loan portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Our historic loss rates and the loss rates of peer financial institutions are also considered. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to examinations performed by regulatory agencies. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb loan losses in any category. Management uses significant estimates to determine the allowance for loan losses. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management's estimate of the allowance for loan losses and actual results could differ materially in the near term.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the our control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 for discussion on Recent Accounting Pronouncements.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements of the Company and the notes thereto, presented elsewhere herein, have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.

The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

The Registrant's chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Company's financial condition or results of operations. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS

        (a) The following are filed as exhibits to this report:

          31.1    Certification of Chief Executive Officer required under
                  Section 302 of the Sarbanes - Oxley Act of 2002

          31.2    Certification of Chief Financial Officer required under
                  Section 302 of the Sarbanes - Oxley Act of 2002

          32.1    Certification of Chief Executive Officer required under
                  Section 906 of the Sarbanes - Oxley Act of 2002

          32.2    Certification of Chief Financial Officer required under
                  Section 906 of the Sarbanes - Oxley Act of 2002

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CORNERSTONE FINANCIAL CORPORATION


Date:      May 13, 2009        By:  /s/ George W. Matteo, Jr.
                                   -------------------------
                                   George W. Matteo, Jr.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:    May 13, 2009          By: /s/ Keith Winchester
                                   --------------------
                                   Keith Winchester
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)