Form 10-Q
period 2009-06-30
Cornerstone Financial Corp
filed 2009-08-14
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15 (d) of the Securities
         Exchange Act of 1934 For the quarterly period ended June 30, 2009
                                      -OR-
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period
         from             to           .
             ------------    ---------

                        CORNERSTONE FINANCIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

             New Jersey                                     80-0282551
---------------------------------                   ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

6000 Midlantic Drive, Suite 120 S, Mount Laurel, New Jersey             08054
--------------------------------------------------------------------------------
(Address of principal executive offices)                               Zip Code

Registrant's telephone number, including area code: (856) 439-0300
                                                    --------------

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
                                   ---      --

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

Large accelerated filer [ ]                       Accelerated filer [ ]

Non-accelerated filer   [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES    NO  X
                                    ---    ---

As of August 13, 2009, there were 1,738,227 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION
                                    Contents

PART I - FINANCIAL INFORMATION                                                         Pages
                                                                                      -------

   Item 1.  Consolidated Financial Statements..............................................1
     Consolidated Statements of Financial Condition at June 30, 2009 (unaudited)
        and December 31, 2008..............................................................1

     Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2009 and 2008.......................................................2

     Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2009 and 2008.......................................................3

       Consolidated Statement of Changes in Stockholders' Equity (unaudited)
         for the six months ended June 30, 2009............................................4

     Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008.......................................................5

     Notes to Consolidated Financial Statements (unaudited) ...............................6

   Item 2.  Management's Discussion and Analysis or Plan of Operation.....................13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................21

   Item 4.  Controls and Procedures.......................................................22

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................................22

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................22

   Item 3.  Defaults upon Senior Securities...............................................22

   Item 4.  Submission of Matters to a Vote of Security Holders...........................23

   Item 5.  Other Information.............................................................24

   Item 6.  Exhibits......................................................................24

Signatures................................................................................25

Exhibit 31.1..............................................................................26

Exhibit 31.2..............................................................................27

Exhibit 32.1 .............................................................................28

Exhibit 32.2 .............................................................................29

PART I.  FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                        CORNERSTONE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)                                      June 30, 2009        December 31, 2008
                                                                        ------------        -----------------
                                                                        (Unaudited)
Assets:
Cash and due from banks                                                  $     6,777            $    5,033
Federal funds sold                                                                 -                 4,335
                                                                         -----------            ----------
     Cash and cash equivalents                                                 6,777                 9,368
                                                                         -----------            ----------
Investment securities:
   Held to maturity (fair value 2009 - $48,431; 2008 - $28,487)               48,895                28,398
Loans receivable                                                             225,573               194,104
     Less allowance for loan losses                                            3,352                 1,133
                                                                         -----------            ----------
          Loans receivable, net                                              222,221               192,971
                                                                         -----------            ----------
Federal Home Loan Bank Stock                                                   1,804                 1,377
Premises and equipment, net                                                    8,017                 8,469
Accrued interest receivable                                                    1,436                 1,217
Bank owned life insurance                                                      4,434                 4,348
Deferred taxes                                                                 1,369                   462
Other Real Estate Owned                                                          205                   281
Other assets                                                                     672                   644
                                                                         -----------            ----------
     Total Assets                                                        $   295,830            $  247,535
                                                                         ===========            ==========

Liabilities:
Non-interest bearing deposits                                                 29,708                21,187
Interest bearing deposits                                                     93,431                89,450
Certificates of deposit                                                      112,216                91,393
                                                                         -----------            ----------
     Total deposits                                                          235,355               202,030
                                                                         -----------            ----------
Advances from the Federal Home Loan Bank                                                            26,257
                                                                              35,025
Subordinated debt                                                              3,000                 3,000
Line of credit                                                                 4,572                     -
Unsettled securities payable                                                   2,050                     -
Other liabilities                                                              1,165                   870
                                                                         -----------            ----------
     Total Liabilities                                                       281,167               232,157
                                                                         -----------            ----------
Commitments and Contingencies

Stockholders' Equity:
Common stock, $0 par value:
     $0 par value: authorized 10,000,000 shares; issued and
outstanding 1,738,227 at June 30, 2009
     $5 par value: authorized 7,000,000 shares; issued and
outstanding 1,655,767 At December 31, 2008                                         -                 8,279
Additional paid-in capital
                                                                              16,102                 7,244
Retained deficit                                                              (1,439)                 (145)
                                                                         -----------            ----------
     Total Stockholders' Equity                                               14,663                15,378
                                                                         -----------            ----------
     Total Liabilities and Stockholders' Equity                          $   295,830            $  247,535
                                                                         ===========            ==========


See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                           --------------------------------------------
(In thousands, except per share data)                      June 30, 2009                  June 30, 2008
                                                           -------------                  -------------
Interest Income                                              (Unaudited)                   (Unaudited)
  Interest and fees on loans                                 $    3,135                    $    2,462
  Interest on investment securities                                 480                           431
  Interest on federal funds                                           2                            38
                                                             ----------                    ----------
     Total interest income                                        3,617                         2,931

Interest Expense
  Interest on deposits                                            1,283                         1,058
  Interest on borrowings                                            322                           245
                                                             ----------                    ----------
     Total interest expense                                       1,605                         1,303
                                                             ----------                    ----------
  Net interest income                                             2,012                         1,628
  Provision for loan losses                                       1,879                           294
                                                             ----------                    ----------
  Net interest income after loan loss provision                     133                         1,334
                                                             ----------                    ----------

Non-Interest Income
  Service charges on deposit accounts                                54                            21
  Origination fees on mortgage loans sold                             7                             1
  Bank owned life insurance income                                   43                            40
  Miscellaneous fee income                                           24                            19
                                                             ----------                    ----------
     Total non-interest income                                      128                            81
                                                             ----------                    ----------

Non-Interest Expense
  Salaries and employee benefits                                  1,097                         1,020
  Net occupancy                                                     288                           332
  Data processing and other service costs                           122                            78
  Professional services                                             136                            88
  Advertising and promotion                                          45                            26
  Other real estate owned expense                                     8                            40
  Impairment loss on other real estate owned                          -                           155
  FDIC expense                                                      250                            68
  Other operating expenses                                          160                           142
                                                             ----------                    ----------
     Total non-interest expense                                   2,106                         1,949
                                                             ----------                    ----------

Loss before income taxes                                         (1,845)                         (534)
Income tax benefit                                                 (749)                         (230)
                                                             ----------                    ----------
Net loss                                                     $   (1,096)                   $     (304)
                                                             ==========                    ==========

Earnings per share
  Basic                                                      $    (0.66)                   $    (0.18)
  Diluted                                                    $    (0.66)                   $    (0.18)

Weighted average shares outstanding
  Basic                                                           1,660                         1,656
  Diluted                                                         1,660                         1,656


      See accompanying notes to unaudited consolidated financial statements

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Six Months Ended
                                                         -------------------------------------------

(In thousands, except per share data)                    June 30, 2009                 June 30, 2008
                                                         -------------                 -------------
Interest Income                                           (Unaudited)                   (Unaudited)
  Interest and fees on loans                               $   6,099                    $    4,995
  Interest on investment securities                              864                           875
  Interest on federal funds                                        5                            93
                                                          ----------                    ----------
     Total interest income                                     6,968                         5,963

Interest Expense
  Interest on deposits                                         2,515                         2,346
  Interest on borrowings                                         617                           481
                                                          ----------                    ----------
     Total interest expense                                    3,132                         2,827
                                                          ----------                    ----------
  Net interest income                                          3,836                         3,136
  Provision for loan losses                                    2,220                           317
                                                          ----------                    ----------
  Net interest income after loan loss provision                1,616                         2,819
                                                          ----------                    ----------

Non-Interest Income
  Service charges on deposit accounts                             81                            47
  Origination fees on mortgage loans sold                         11                             2
  Bank owned life insurance income                                86                            78
   Gain on sale of fixed assets                                    -                            57
  Miscellaneous fee income                                        43                            39
                                                          ----------                    ----------
     Total non-interest income                                   221                           223
                                                          ----------                    ----------

Non-Interest Expense
  Salaries and employee benefits                               2,161                         1,948
  Net occupancy                                                  752                           616
  Data processing and other service costs                        207                           155
  Professional services                                          219                           173
  Advertising and promotion                                       86                            51
  Other real estate owned expense                                 17                            40
  Impairment loss on other real estate owned                       -                           155
  FDIC expense                                                   304                            98
  Other operating expenses                                       283                           268
                                                          ----------                    ----------
     Total non-interest expense                                4,029                         3,504
                                                          ----------                    ----------

Loss before income taxes                                      (2,192)                         (462)
Income tax benefit                                              (898)                         (216)
                                                          ----------                    ----------
Net loss                                                  $   (1,294)                   $     (246)
                                                          ==========                    ==========

Earnings per share
  Basic                                                   $    (0.78)                   $    (0.15)
  Diluted                                                 $    (0.78)                   $    (0.15)

Weighted average shares outstanding
  Basic                                                        1,658                         1,656
  Diluted                                                      1,658                         1,656


 See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINACIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


(Dollars in thousands)

                                                            Additional                       Accumulated Other
                        Comprehensive        Common          Paid-in         Accumulated       Comprehensive
                             loss             Stock          Capital           Deficit             Income             Total
                        --------------      ----------      -----------     -------------    ------------------     --------
 Balance at
 December 31, 2008                          $   8,279        $  7,244         $    (145)           $     -          $ 15,378

 Comprehensive loss:
   Net loss and
  comprehensive loss     $   (1,294)                -               -            (1,294)                 -            (1,294)
                         ==========
Stock based
compensation                                        -               2                 -                  -                 2

Issuance of Stock                                                 577                                                    577

Creation of Holding
Company                                        (8,279)          8,279                 -                  -                 -
                                            ---------        --------         -----------          -------          --------
Balance at
June 30, 2009                               $       -        $ 16,102         $  (1,439)           $     -          $ 14,663
                                            =========        ========         =========            =======          ========







See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                             -------------------------------------
(In thousands)                                                               June 30, 2009          June 30, 2008
                                                                             -------------          --------------
                                                                              (Unaudited)             (Unaudited)
Cash flows from operating activities:
         Net loss                                                              $   (1,294)             $   (246)
         Adjustments to reconcile net income to net
           cash provided by (used in)  operating activities:
         Provision for loan losses                                                  2,220                   317
         Gain on sale of fixed assets                                                   -                   (57)
         Depreciation                                                                 502                   192
         Amortization of premiums and discounts, net                                    3                    11
         Stock Option expense                                                           2                     3
         Deferred tax benefit                                                        (907)                 (141)
         Decrease in other real estate owned                                           76                     -
         Impairment loss on other real estate owned                                     -                   155
         Loans originated for sale                                                 (2,488)                 (958)
         Proceeds from sales of loans held for sale                                 2,488                   958
         Income on Bank Owned Life Insurance                                          (86)                  (78)
         Increase in accrued interest receivable
             and other assets                                                        (247)                 (388)
         Increase (decrease) in other liabilities                                     295                  (179)
                                                                               ----------              --------
           Net cash provided (used) by operating activities                           564                  (411)
Cash flows from investing activities:
         Purchases of investments held to maturity                                (42,235)              (27,713)
         Maturity and calls of investments held to maturity                        23,785                31,188
         Call of Investment available for sale                                          -                 1,000
         Purchase of  FHLB Stock                                                     (427)                 (680)
         Proceeds from sale of fixed assets                                             -                   582
         Insurance proceeds from other real estate owned                                -                    30
         Net increase in loans                                                    (31,470)              (23,238)
         Purchases of premises and equipment                                          (50)               (1,604)
                                                                               ----------              --------
           Net cash used in  investing activities                                 (50,397)              (20,435)
Cash flows from financing activities:
         Net increase in deposits                                                  33,325                   488
         Proceeds from borrowings                                                 125,772               103,990
         Principal payments on borrowings                                        (112,432)              (86,500)
         Net proceeds from issuance of stock                                          577                     -
         Cash paid in lieu of fractional share on stock
              dividend                                                                  -                    (3)
                                                                               ----------              --------
           Net cash provided by financing activities                               47,242                17,975

         Net decrease in cash and cash equivalents                                 (2,591)               (2,871)
Cash and cash equivalents at the beginning of the period                            9,368                14,084
                                                                               ----------              --------
Cash and cash equivalents at the end of the period                             $    6,777              $ 11,213
                                                                               ==========              ========
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                              $    3,135              $  2,883
         Cash paid during the period for income taxes                                  90                    10
         Net change in unrealized gain on securities
             available for sale, net of tax                                             -                    (3)
         Distribution of 7.5% Common Stock Dividend                                     -                   576
Supplemental non-cash investing and financing activities:
         Unsettled HTM investment securities                                   $    2,050              $      -

     See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cornerstone Financial Corporation and its wholly owned subsidiary, Cornerstone Bank (together, the "Company"). These interim statements, which are unaudited, were prepared in accordance with instructions for Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the interim financial statements have been included.

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

NOTE 5 - STOCK OPTIONS

On January 1, 2006, the Bank adopted Statement of Financial Accounting Standards No.123R, "Share-based Payment (SFAS No. 123R)." This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Statement generally requires that an entity account for those transactions using the fair-value method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The Bank had $2,600 in unrecognized compensation costs relating to non-vested stock based compensation awards at June 30, 2009.

On March 1, 2008, options to purchase a total of 1,750 shares of common stock were granted with an exercise price of $7.49 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis, with one-third being immediately vested. The exercise price of each option equals the market price of the Bank's common stock on the date of the grant.

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at June 30, 2009 and December 31, 2008 is as follows (in thousands):

                                                              June 30, 2009
                                                              -------------
                                                                   Gross              Gross
                                                                 Unrealized          Unrealized            Fair
                                                   Cost             Gains             Losses               Value
                                                 ---------    --------------        ----------           ---------
   Investments held to maturity:
   Government agency obligations                 $  44,836        $       46         $    (513)          $  44,369
   Mortgage backed securities                        4,059                17               (14)              4,062
                                                ----------        ----------         ---------           ---------
    Total                                        $  48,895        $       63         $    (527)          $  48,431
                                                 =========        ==========         =========           =========

                                                             December 31, 2008
                                                             -----------------
                                                                   Gross               Gross
                                                                Unrealized          Unrealized              Fair
                                                 Cost              Gains              Losses               Value
                                                 ---------     --------------       ----------          ----------
   Investments held to maturity:
   Government agency obligations                 $  26,653        $      108         $       -           $  26,761
   Mortgage backed securities                        1,745                 -               (19)              1,726
                                                ----------        ----------         ---------           ---------
   Total                                         $  28,398        $      108         $     (19)          $  28,487
                                                 =========        ==========         =========           =========

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at June 30, 2009 and December 31, 2008 for the time periods shown (in thousands):


                                                                        June 30, 2009
                                                                    ------------------------
                                          Less than 12 months          12 months or longer              Total
                                      --------------------------    -------------------------    ----------------------
                                                      Unrealized                    Unrealized      Fair     Unrealized
                                      Fair Value        Losses      Fair Value        Losses       Value       Losses
                                      ----------      ----------    ----------      ----------    -------    ----------
   Investments held to maturity:

   Government Agency Obligations       $30,978        $    500         $ 3,875        $    13      $ 34,853    $   513

   Mortgage Backed Securities              500              14                                          500         14
                                      --------        --------         -------        --------      -------    -------
   Total temporarily
      impaired investment
      securities                      $ 31,478        $    514         $ 3,875        $     13      $35,353    $   527
                                      ========        ========         =======        ========      =======    =======


                                                                       December 31, 2008
                                                                    ------------------------
                                          Less than 12 months          12 months or longer              Total
                                      --------------------------    -------------------------    ----------------------
                                                      Unrealized                    Unrealized     Fair      Unrealized
                                      Fair Value        Losses      Fair Value        Losses      Value        Losses
                                      ----------      ----------    ----------      ----------    -------    ----------
   Investments held to maturity:
   Mortgage Backed Securities                -               -           1,726              19        1,726         19
                                      --------        --------         -------        --------     --------    -------
   Total temporarily
      impaired investment
      securities                      $      -        $      -         $ 1,726        $     19     $  1,726    $    19
                                      ========        ========         =======        ========     ========    =======

Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above is not other than temporary. The unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and not a deterioration or downgrade of the investment issuer's credit worthiness or ability to meet its cash flow requirements. The Company expects to recover the amortized cost basis for all investments in an unrealized loss position as of June 30, 2009. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, are as follows for the three and six month periods ended June 30, 2009 and 2008 (in thousands)

                                                                Three Months Ended                Three Months Ended
                                                              June 30, 2009, net of tax        June 30, 2008, net of tax
                                                              -------------------------        -------------------------
   Net Loss                                                       $      (1,096)                      $       (304)
   Other Comprehensive Income (loss)
      Unrealized holding losses arising during period                         -                                (16)
                                                                  -------------                       ------------
   Total Comprehensive Loss                                       $      (1,096)                      $       (320)
                                                                  =============                       ============

                                                                  Six Months Ended                  Six Months Ended
                                                             June 30, 2009, net of tax          June 30, 2008, net of tax
                                                             -------------------------          -------------------------
   Net Loss                                                        $      (1,294)                      $      (246)
   Other Comprehensive Income (loss)
      Unrealized holding losses arising during period                          -                                (3)
                                                                   -------------                       ------------
   Total Comprehensive Loss                                        $      (1,294)                      $      (249)
                                                                   =============                       ============


The change in other comprehensive income components and related tax benefits are as follows for the six month periods ended June 30, 2009 and 2008 (in thousands):

                                                                                    June 30, 2009
                                                                 ----------------------------------------------------
                                                                   Before-Tax                            Net-of-Tax
                                                                     Amount           Tax Expense          Amount
                                                                 --------------     --------------    ---------------
   Unrealized gains on securities available for sale:
   Unrealized holding gains arising during the period            $           -      $           -      $            -
                                                                 --------------     --------------    ---------------
   Other comprehensive income                                    $           -      $           -      $            -
                                                                 ==============     ==============    ===============

                                                                                    June 30, 2008
                                                                 ----------------------------------------------------
                                                                   Before-Tax                            Net-of-Tax
                                                                     Amount           Tax Expense          Amount
                                                                 --------------     --------------    ---------------
   Unrealized gains on securities available for sale:
   Unrealized holding gains (losses) arising during the
   period                                                        $          (5)     $            2    $            (3)
                                                                 --------------     --------------    ---------------
   Other comprehensive income                                    $          (5)     $            2    $            (3)
                                                                 ==============     ==============    ===============

NOTE 8 - LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

                                                    June 30, 2009            December 31, 2008
                                                    -------------             ---------------
   Commercial                                       $      77,914              $      60,646
   Real estate - commercial                               106,010                     91,105
   Real estate - residential                               19,487                     19,346
   Construction                                            12,093                     12,323
   Consumer loans                                          10,183                     10,721
   Net deferred loan fees                                    (114)                       (37)
                                                    -------------              -------------
                                                          225,573                    194,104
    Allowance for loan losses                              (3,352)                    (1,133)
                                                    -------------              -------------

           Loans receivable, net                    $     222,221              $     192,971
                                                    =============              =============

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2009, the loans-to-one-borrower limitation was approximately $3,833,000; this excludes an additional 10% of adjusted capital funds, or approximately $2,555,000, which may be loaned if collateralized by readily marketable securities. At June 30, 2009, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Bank recognized no interest income on non-accrual loans during the six month periods ended June 30, 2009 and June 30, 2008.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At June 30, 2009 the Company had four non accrual loan relationships which total $5,890,000 compared to no non-accrual loans at December 31, 2008. At June 30, 2009, the Company had four impaired loan relationships totaling $5,890,000 in which $4,054,000 was sufficiently collateralized and a specific reserve of $1,836,000 has been recorded for the remaining balance. The average balance of impaired loans totaled $5,909,900 for 2009, and interest income recorded on impaired loans during the six months ended June 30, 2009, totaled $32,000.

NOTE 9 - Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4,434,000 at June 30, 2009. Income of $86,000 was recognized on the BOLI during the six month period ended June 30, 2009 as compared to $78,000 for the six month period ended June 30, 2008. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 10 - Deferred Compensation Plans

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $70,000 in deferred compensation expense during the six month period ended June 30, 2009 as compared to $47,000 for the six month period ended June 30, 2008.

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

Federal tax years 2005 through 2008 remain subject to examination as of June 30, 2009, while tax years 2005 through 2008 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely then not that the deferred tax assets will be realized. As such, no valuation allowance was established for the deferred tax asset as of June 30, 2009 or December 31, 2008. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company's deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company's net income in the period in which it is recorded.

NOTE 12 - Fair Value of Financial Instruments

On January 1, 2008, the Bank adopted SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Bank's consolidated financial statements.

In conjunction with the adoption of SFAS No. 157, the Bank also adopted FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP FAS 157-2) on January 1, 2008. FSP FAS 157-2 amends SFAS No. 157 to defer its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company.

SFAS No.157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

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

As of June 30, 2009 and December 31, 2008, the Bank did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis.

As required by FSP FAS 107-1 and APB 28-1, the estimated fair value of financial instruments at June 30, 2009 and December 31, 2008 was as follows:

                                                      June 30, 2009                        December 31, 2008
                                              -------------------------------         ------------------------------
      (in thousands)                           Carrying            Estimated           Carrying           Estimated
                                                amount            fair value            amount            fair value
                                              -----------         -----------         -----------        -----------
      Financial assets:
           Cash and cash equivalents          $     6,777         $     6,777         $     9,368        $     9,368
           Investments held to maturity            48,895              48,431              28,398             28,487
           Loans receivable                       225,573             254,598             194,104            193,861
           FHLB stock                               1,804               1,804               1,377              1,377
           Accrued interest receivable              1,436               1,436               1,217              1,217
                                              -----------         -----------         -----------        -----------
               Total financial assets         $   284,485         $   315,637         $   234,464        $   234,310
                                              ===========         ===========         ===========        ===========
      Financial Liabilities:
           Checking Accounts                  $    46,725         $    46,725         $    48,032        $    48,032
           Statement savings accounts               3,348               3,348               3,401              3,401
           Money market accounts                   27,102              27,102               9,110              9,110
              Index Accounts                       45,964              45,964              50,094             50,094
           Certificates of deposit                112,216             112,225              91,393             91,674
           FHLB advances                           35,025              35,025              26,257             26,257
              Line of Credit                        4,572               4,572                   -                  -
              Subordinated Debt                     3,000               3,000               3,000              3,000
              Accrued interest payable                275                 275                 278                278
                                              -----------         -----------         -----------        -----------
               Total financial liabilities    $   278,227         $   278,236         $   231,565        $   231,846
                                              ===========         ===========         ===========        ===========

                                               Contract           Estimated            Contract           Estimated
                                                Value             Fair Value             Value           Fair Value
                                              -----------         -----------         -----------        -----------
      Off-balance sheet instruments:
            Commitments to extend credit      $    51,999         $        -          $    42,514        $         -
                                              ===========         ===========         ===========        ===========

NOTE 13 - Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). This FSP provides guidance on identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FSP requires additional disclosures for instruments within the scope of SFAS 157. FSP FAS 157-4 were adopted by the Company for the interim period beginning April 1, 2009 and did not have a material effect on the Company's financial position or results of operations.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of
Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary ("OTTI") impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than- temporary impairments on debt and equity securities in the financial statements. The FSP modifies the presentation of OTTI losses and expands existing disclosure requirements about OTTI. FSP FAS 115-2 and FAS 124-2 were adopted by the Company for the interim period beginning April 1, 2009, and did not have a material effect on the Company's financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Instruments

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Instruments" (FSP FAS 107-1 and APB 28-1). This FSP requires publicly traded companies to disclosure the fair value of financial instruments within the scope of FAS 107 in interim financial statements. FSP FAS 107-2 and APB 28-1 was adopted by the Company for the interim period beginning April 1, 2009 and the required disclosures are included in Footnote 12.

FASB Statement No. 165, Subsequent Events

In May 2009, the FASB issued FASB Statement No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 provides additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated. SFAS No. 165 was adopted by the Company for the interim period ending June 30, 2009 and the required disclosures are included in Footnote 14.


FASB Statement No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles


In June 2009, the FASB issued FASB Statement No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 established the FASB Accounting Standards Codification. The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168. All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates. Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance, and provide basis for conclusions on changes in the Codification. The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company. SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for the Form 10-Q for the period ending September 30, 2009, all references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.


NOTE 14 - Private Placement Common Stock Offering

In June 2009, the Board of Directors of Cornerstone Financial Corporation approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock warrants, such that one warrant would be issued for each share of Cornerstone Financial Corporation common stock, $0 par, sold under the stock offering. The Company authorized the issuance of 857,142 warrants under this offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of Cornerstone Financial Corporation common stock, $0 par, for a price of $9.00 per share through June 26, 2013. During the second quarter 2009, the Company sold 82,460 shares under this offering and issued 82,460 common stock warrants, all of which were outstanding and exercisable as of June 30, 2009. The proceeds received from the common stock offering were recorded as additional paid in capital.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the filing date of this report, and determined that there were no recognized or nonrecognized subsequent events to report under SFAS No. 165.

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under "Item 1A-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the above listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.


Overview

Cornerstone Financial Corporation

         The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the "Bank") to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Bank's business. The holding company reorganization was completed in January 2009. As such, the Company did not have any operations in 2008, other than obtaining regulatory approval for the holding company reorganization, and the results of operations, and all financial data at December 31, 2008 and for the six months ended June 30, 2008 presented herein, are those of the Bank on a stand alone basis.

         We have adopted a strategy of continued growth. At June 30, 2009, we had total assets of $295.8 million, total deposits of $235.4 million and shareholders' equity of $14.7 million compared to at December 31, 2008 total assets of $247.5 million, total deposits of $202.0 million and total shareholders equity of $15.4 million.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at June 30, 2009, which are expected to mature or reprice in each of the time periods shown:

                                                                                               Non-Rate
                                                                                               Sensitive
                                                 One Year        One-Five         Over          Assets/
  (Dollars in thousands)                          or Less          Years       Five Years     Liabilities     Total
                                                 ---------       --------       ---------     -----------   ---------
  Interest-earning assets:
    Short term investments                       $       -       $      -       $       -      $       -    $       -
    Investment securities held to                      500          5,463          42,932              -       48,895
  maturity
    Loans receivable                                93,034         77,012          55,527             -       225,573
                                                 ---------       --------       ---------      ---------    ---------
    Total interest-earning assets                   93,534         82,475          98,459             -       274,468
                                                 ---------       --------       ---------      ---------    ---------
    Non-rate sensitive assets:
      Other assets                                       -              -               -         21,362       21,362
                                                 ---------       --------       ---------      ---------    ---------
       Total assets                              $  93,534       $ 82,475       $  98,459      $  21,362    $ 295,830
                                                 =========       ========       =========      =========    =========

  Interest-bearing liabilities:
   Interest-bearing demand                       $  17,017       $      -       $       -      $       -    $  17,017
   Statement savings                                 3,348              -               -              -        3,348
   Money market                                     73,066              -               -              -       73,066
   Certificates of deposit                          95,895         16,321               -              -      112,216
   Subordinated debt                                 3,000              -               -              -        3,000
   Borrowings                                       35,025          4,572               -              -       39,597
                                                 ---------       --------       ---------      ---------    ---------
       Total interest-bearing                      227,351         20,893               -              -      248,244
                                                 ---------       --------       ---------      ---------    ---------
  liabilities
  Non-rate sensitive liabilities:
    Non-interest bearing deposits                        -              -               -         29,708       29,708
    Other liabilities                                    -              -               -          3,215        3,215
    Capital                                              -              -               -         14,663       14,663
                                                 ---------       --------       ---------      ---------    ---------
       Total liabilities and capital             $ 227,351       $ 20,893       $       -      $  47,586    $ 295,830
                                                 =========       ========       =========      =========    =========
  Period GAP                                     $(133,817)      $ 61,582       $  98,459      $ (26,224)
  Cumulative interest-earning assets             $  93,534       $176,009       $ 274,468
  Cumulative interest-bearing liabilities        $ 227,351       $248,244       $ 248,244
  Cumulative GAP                                 $(133,817)      $(72,235)      $  26,224
  Cumulative RSA/RSL (1)                            41.14%         70.90%         110.56%

(1) Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At June 30, 2009, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at June 30, 2009 as compared to December 31, 2008 and our results of operations for the three and six month periods ended June 30, 2009 as compared to the same period in 2008.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $295.8 million, an increase of $48.3 million or 19.5% over December 31, 2008. This change was primarily due to increases in loans receivable, net, of $29.3 million, accrued interest receivable of $219,000, deferred taxes of $907,000, investments held to maturity of $20.5 million, bank owned life insurance of $86,000, other assets of $28,000, and Federal Home Loan Bank ("FHLB) stock of $427,000, partially offset by decrease in cash and cash equivalents of $2.6 million, other real estate owned of $76,000 and premise and equipment of $452,000. The increases in assets were funded by a $33.3 million increase in deposits, a $4.6 million increase in debt and by an $8.8 million increase in Federal Home Loan Bank advances.

Loans receivable, gross, at June 30, 2009, totaled $225.5 million, an increase of $31.5 million or 16.2% from December 31, 2008. This increase was attributable to increases in commercial loans of $17.3 million, commercial real estate loans of $14.9 million and residential real estate loans of $141,000, partially offset by decreases in consumer loans of $538,000, and construction loans of $230,000. See Note 8 to our Financial Statements for a breakdown of the components of our loan portfolio.

We believe the increase in loans receivable primarily reflects the implementation of our growth strategy, the competitive pricing of our loan products and the continued development of relationships with local small businesses, which management believes are attracted to the Company by the high level of individualized service we provide through its team of lenders.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At June 30, 2009, we had a total of $5,890,000 in non accrual loans as compared to no non-accrual loans at December 31, 2008. At June 30, 2009, we had four impaired loan relationships totaling $5,890,000 as compared to three loans at December 31, 2008 totaling $2,375,000. At June 30, 2009 a specific reserve of $1,836,000 has been recorded against these loans. The average balance of impaired loans totaled $5,909,900 for 2009 as compared to $2,383,000 for 2008, and interest income recorded on impaired loans during the six months ended June 30, 2009 was $32,000 as compared to $69,000 for the twelve month period ended December 31, 2008.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At June 30, 2009, we had $205,000 in real estate owned compared to $281,000 in real estate owned at December 31, 2008. The change reflects adjustments made to the carrying value during 2009.

All of our investment securities are classified as held to maturity. Our investment security portfolio increased by $20.5 million or 72.2% to $48.9 million at June 30. 2009, from $28.4 million at December 31, 2008. The held to maturity investment purchases were concentrated in United State Government agency securities. See Note 6 to our financial statements for more information regarding our investment securities portfolio.

Total liabilities at June 30, 2009 amounted to $281.2 million, an increase of $49.0 million or 21.1% from December 31, 2008. This change was primarily due to increases in total deposits of $33.3 million, line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $4.6 million, other liabilities of $2.3 million and an increase of $8.8 million in advances from Federal Home Loan Bank.

Total deposits at June 30, 2009 were $235.5 million, an increase of $33.3 million or 16.5% from December 31, 2008. The increase in total deposits was spread amongst non-interest bearing deposits with an increase of $8.5 million, certificates of deposit with an increase of $20.8 million, and interest bearing core deposits with an increase of $4.0 million. The change in deposits was primarily related to the competitive pricing of our deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service provided by our team of retail branch managers. Consumer and commercial deposits are attracted principally from within our primary market area. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey, although we do accept deposits from residents of other states.

At June 30, 2009, the Bank had advances with the FHLB in the amount of $35.0 million, an increase of $8.8 million or 33.4 % from December 31, 2008. The weighted average interest rate on the Bank's borrowings from FHLB was 2.77% at June 30, 2009 as compared to 3.26% at December 31, 2008.

Stockholders' equity at June 30, 2009 amounted to $14.6 million, a decrease of $715,000 or 4.6% over December 31, 2008. This decrease reflects a net loss of $1.3 million for the six month period ended June 30, 2009 offset by the proceeds from issuance of stock of $577,000.

Results of Operations

Net Income. We recorded a net loss for the three month period ended June 30, 2009 of $1.1 million or $0.66 per share as compared to a net loss of $304,000 or $0.18 per share for the same period in 2008. The change in net income for the three-month period compared to the prior period was attributable to increases of $1.6 million in provision for loan losses, $182,000 in FDIC insurance premium expense relating to a special assessment levied by the FDIC on all insured depository institutions and increased quarterly premiums , and $77,000 in increased employee salaries and benefits expense, offset slightly by a $384,000 increase in net interest income. The net interest margin for the three-month period ended June 30, 2009 increased by 3 basis points to 3.27% as compared to 3.23% for the same period in 2008.

We recorded a net loss for the six-month period ended June 30, 2009 of $1.3 million or $0.78 per share as compared to a net loss of $246,000 or $ 0.15 per share for the same period in 2008. The change in net income for the six-month period reflects increases of $1.9 million in provision for loan losses, $213,000 in salaries and employee benefits, $136,000 in net occupancy expense, and FDIC insurance premium expense of $206,000, offset slightly by a $700,00 increase in net interest income. The net interest margin for the six-month period ended June 30, 2009 decreased by 2 basis points to 3.18% as compared to 3.20% for the same period in 2008.

Interest Income. Total interest income amounted to $3.6 million for the three-month period ended June 30, 2009, an increase of $686,000 or 23.4% when compared to the same period in 2008. The increase in interest income was due to volume increases in our interest-earning asset balances rather than rate changes. The average yield on the Bank's interest-earning assets was 5.57% for the three month period ended June 30, 2009 compared to 5.89% during the same period in 2008.

Total interest income amounted to $7.0 million for the six-month period ended June 30, 2009, an increase of $1.0 million or 16.9% when compared to the same period in 2008. This increase was due to the growth in average interest-earning asset balances of $56.1 million from June 30, 2009 compared to the same period in 2008. The average yield on interest-earning assets was 5.54% for the six-month period ended June 30, 2009 compared to 6.08% during the same period in 2008.

Interest Expense. Total interest expense amounted to $1.6 million for the three-month period ended June 30, 2009, an increase of $302,000 when compared to the same period in 2008. The increase in interest expense was due to volume increases in interest bearing deposits and borrowing, offset slightly by lower rates being paid on those products when compared to the same period in 2008. The average cost of interest-bearing liabilities was 2.61% for the three-month period ended June 30, 2009 compared to 2.91% during the same period in 2008.

Total interest expense amounted to $3.1 million for the six-month period ended June 30, 2009, an increase of $305,000 or 10.8% when compared to the same period in 2008. This increase was due to an increase in certificates of deposit balances, offset slightly by lower interest rates being paid on these certificates and, by increases in borrowing balances of $8.3 million when compared to the same period in 2008. The average cost of interest-bearing liabilities was 2.72% for the six-month period ended June 30, 2009 compared to 3.26% during the same period in 2008.

Allowance for Loan Losses. During the second quarter of 2009, management identified three specific credits that were measured for loan impairment that resulted in our recording a provision for loan losses of $1.6 million on those credits and $277,000 due to portfolio growth for the three-month period ended June 30, 2009 compared to a provision of $294,000 for the same period in 2008. We recorded a provision for loan losses for the six-month period ended June 30, 2009 of $2.2 million of which $1.8 million was related to three specific credits and $384,000 was due to portfolio growth, compared to a provision of $317,000 for the same period in 2008. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the six-month period ended June 30, 2009, management believes the credit quality of the Bank's loan portfolio continues to remain strong during this turbulent time in the market. We have not engaged in any sub prime lending activities that have plagued the banking industry. At June 30, 2009, our allowance for loan losses represented 1.49% of total loans outstanding and 56.9% of non-performing loans.

Non-Interest Income. For the three-months ended June 30, 2009, non-interest income, which is comprised principally of service charges on deposit accounts, origination fees on residential mortgage loans sold, loan syndication fees, bank owned life insurance income, ATM fees and other miscellaneous fee income, for the three-months ended June 30, 2009 totaled $128,000, an increase of $47,000 or 58.0% when compared to the same period in 2008. This increase is the result of a $33,000 increase on service charges on deposit accounts, coupled with increases in Bank owned life insurance income of $3,000, origination fees on mortgage loans sold of $6,000 and miscellaneous income of $5,000.

Non-interest income for the six-months ended June 30, 2009 totaled $221,000, a decrease of 2,000 or 0.9% when compared to the same period in 2008. This change is the result of increases in bank owned life insurance income, loan prepayment penalty income, ATM fees, miscellaneous fee income, service charges on deposit accounts and origination fees on mortgage loans sold, offset by a $57,000 decrease in gain on sale of fixed assets. The decrease was the result of a gain in the sale of fixed assets during the six-month period ended June 30, 2008, for which there was no comparable transaction in 2009.

Non-Interest Expense. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, advertising costs, data processing costs and professional services and other operating costs, for the three months ended June 30, 2009 totaled $2.1 million, an increase of $157,000 or 8.1% when compared to the same period in 2008. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $77,000 and FDIC expense of $182,000, partially offset by decreases in other real estate owned expense of $32,000. In addition, we incurred an impairment loss on other real estate owned of $155,000 in 2008, while we had no such charges in 2009. The increase in FDIC insurance premium expense reflects both a special assessment levied on all insured depository institutions equal to 5 basis points of an institution's total assets less its tier 1 capital and a general increase in deposit insurance premium assessment rates. The special assessment was based on assets at June 30, 2009, and is payable September 30, 2009. Our expense for the special assessment was $140,000.

Non-interest expense for the six months ended June 30, 2009 totaled $4.0 million, an increase of $525,000 or 14.9% when compared to the same period in 2008. The increase in non-interest expense was primarily the result of increases in salary and benefit costs of $213,000, FDIC deposit insurance premium expense of $206,000, and net occupancy expense of $136,000. The net increase in occupancy costs is attributable to the one time costs of $135,000 associated with the retirement of certain fixed assets in connection with the closing of the Moorestown Route 38 branch on April 1, 2009. These expenses were partially offset by decreases in other real estate owned expense of $23,000 and an impairment loss on other real estate owned of $155,000 which was incurred during the six months ended June 30, 2008. There were no similar expenses in 2009.

Income Taxes. We recorded a federal and state income tax benefit of $749,000 during the three month period ended June 30, 2009 compared to an income tax benefit of $230,000 for the same period in 2008. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of a loss in the three month period ended June 30, 2009. The effective tax rate for the three month period ended June 30, 2009 was 40.6% compared to 43.1% for the three month period ended June 30, 2008.

We recorded a federal and state income tax benefit of $898,000 during the six month period ended June 30, 2009 compared to an income tax benefit of $216,000 for the same period in 2008. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of a loss in the second quarter of 2009. The effective tax rate for the six month period ended June 30, 2009 was 41.0% compared to 46.8% for the six month period ended June 30, 2008.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $44.0 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $41.0 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At June 30, 2009, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of June 30, 2009 there is an outstanding balance of $4.6 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $6.8 million at June 30, 2009 in the form of cash and due from banks. At June 30, 2009, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $51.9 million. Certificates of deposit scheduled to mature in one year or less totaled $95.9 million at June 30, 2009. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which banks must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the stated minimum.
The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At June 30, 2009 the Bank maintained a Tier I leverage ratio of 6.78%, a Tier I risk-based capital ratio of 7.72% and a total risk-based capital ratio of 10.18%. The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. The Company has drawn $4.6 million under the loan and has contributed $4.5 million as additional equity to the Bank.

In June 2009, the Board of Directors of Cornerstone Financial Corporation approved a private placement common stock offering to accredited investors. See
Note 14 to our financial statements for more information regarding our private placement common stock offering.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at June 30,

2009 were $51.9 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At June 30, 2009, our obligations under standby letters of credit totaled $1.2 million.

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

Item 4.  Controls and Procedures

The Registrant's chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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

Item 1A. Risk Factors

Our non-performing assets have substantially increased during 2009, and has affected our results of operations.

         To date, our non-performing assets have increased to $6.1 million, or 2.1% of our total assets. At December 31, 2008, we had $281 thousand in other real estate owned and no non-accrual loans. Four (4) non-accrual loan relationships totaling $5.9 million increased non-performing assets resulting in an increase of $2.2 million in the provision for loan losses for the first six
(6) months of 2009 from $317 thousand for the first six (6) months of 2008. The increase in non-performing assets reflects the general economic slowdown in our marketplace and its effect on certain borrowers. These non-accrual loan relationships have negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. There is always the risk of an increase in non-performing assets therefore we can give you no assurance that our non-performing assets will not increase further.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

On May 20, 2009, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company's Board of Directors whose terms expired, to approve the Registrant's 2009 Equity Compensation Plan and to approve certain amendments to the Registrant's certificate of incorporation. The results were as follows:

Election of Directors:

    Nominees:                             For                        Withold Authority
    --------                              ---                        -----------------
George W. Matteo, Jr.                     1,263,716                  48,552
J. Mark Baiada                            1,265,070                  47,198
J. Richard Carnall                        1,264,506                  47,762
Gaetano P. Giordano                       1,265,070                  47,198
Robert A. Kennedy, Jr.                    1,263,446                  48,822
Ronald S. Murphy                          1,265,070                  47,198
Bruce Paparone                            1,271,841                  40,427

Approval of the Registrant's 2009 Equity Compensation Plan:

For: 939,621    Against: 60,565    Abstain: 6,426    Broker's Non-Votes: 305,656

Approval of an Amendment to the Registrant's Certificate of Incorporation to classify the Board of Directors into three classes and to prevent removal of the Directors by shareholders without cause:

For: 912,211    Against: 92,401    Abstain: 2,000    Broker's Non-Votes: 305,656

An Amendment to the Registrant's Certificate of Incorporation to provide that approval of any merger, consolidation or sale of substantially all of the assets of the Registrant which has not been approved in advance by the Board of Directors of the Registrant will require the affirmative vote of 75% of the Registrant's outstanding shares of common stock and to further require an affirmative vote of 75% of the outstanding common stock to amend this super-majority voting provision

For: 931,641   Against: 73,546     Abstain: 1,425    Broker's Non-Votes: 305,656

An Amendment to the Registrant's Certificate of Incorporation to require that any shareholder action taken by written consent rather than at a meeting be by unanimous consent:

For: 935,879   Against: 64,324     Abstain: 2,139    Broker's Non-Votes: 309,926

An Amendment to the Registrant's Certificate of Incorporation to setting the quorum for action by shareholders at a meeting at one-third (1/3rd) of the issued and outstanding share:

For: 927,498   Against: 77,433     Abstain: 1,681    Broker's Non-Votes: 305,656

An Amendment to the Registrant's Certificate of Incorporation to provide for 1,000,000 shares of series preferred stock, the terms, conditions and designations of which may be set by the Board of Directors at the time of issuance:

For: 933,103   Against: 69,263    Abstain: 4,246     Broker's Non-Votes: 305,656


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


                                       CORNERSTONE FINANCIAL CORPORATION


Date:      August 13, 2009             By: /s/ George W. Matteo, Jr.
                                           -------------------------
                                           George W. Matteo, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:    August 13, 2009                By: /s/ Keith Winchester
                                            --------------------
                                           Keith Winchester
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)