Form 10-Q
period 2009-09-30
Cornerstone Financial Corp
filed 2009-11-16
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ---------------

                                    FORM 10-Q

[ ] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2009
                                                         ------------------
                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ___________ to _____________.


                        CORNERSTONE FINANCIAL CORPORATION
              ------------------------------------------------------
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

                                      NONE
                                ----------------
                                (Title of Class)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SD-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES X NO __.

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

Non-accelerated filer   [ ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange  Act.) YES     NO  X
                                     ---     ---
As of November 12, 2009, there were 1,809,656 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION

                                    CONTENTS
                                                                                             PAGES
PART I - FINANCIAL INFORMATION                                                               -----
   Item 1.  Consolidated Financial Statements....................................................1
     Consolidated Statements of Financial Condition at September 30, 2009 (unaudited)
        and December 31, 2008....................................................................1

     Consolidated Statements of Operations (unaudited) for the three months ended September, 2009 and 2008...........................................................2

     Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2009 and 2008........................................................3

     Consolidated Statement of Changes in Stockholders' Equity (unaudited)
        for the nine months ended September 30, 2009.............................................4

     Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008........................................................5

     Notes to Consolidated Financial Statements (unaudited) .....................................6

   Item 2.  Management's Discussion and Analysis or Plan of Operation...........................13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................22

   Item 4.  Controls and Procedures.............................................................22

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings...................................................................22

   Item 1A. Risk Factors........................................................................23

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................23

   Item 3.  Defaults upon Senior Securities.....................................................23

   Item 4.  Submission of Matters to a Vote of Security Holders.................................23

   Item 5.  Other Information...................................................................23

   Item 6.  Exhibits............................................................................23

Signatures......................................................................................25

Exhibit 31.1....................................................................................26

Exhibit 31.2....................................................................................27

Exhibit 32.1 ...................................................................................28

Exhibit 32.2 ...................................................................................29

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                                         CORNERSTONE FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)                                 SEPTEMBER 30, 2009       DECEMBER 31, 2008
                                                                  -----------------        -----------------
                                                                      (Unaudited)
ASSETS:
Cash and due from banks                                              $    7,514                $   5,033
Federal funds sold                                                           -                     4,335
                                                                     ----------                ---------
     Cash and cash equivalents                                            7,514                    9,368
                                                                     ----------                ---------
Investment securities:
   Held to maturity (fair value 2009 - $46,277; 2008 - $28,487)          46,308                    28,398
Loans receivable                                                        235,081                   194,104
     Less allowance for loan losses                                       3,484                     1,133
                                                                     ----------                ----------
          Loans receivable, net                                         231,597                   192,971
                                                                     ----------                ----------
Federal Home Loan Bank Stock                                              1,576                     1,377
Premises and equipment, net                                               7,949                     8,469
Accrued interest receivable                                               1,546                     1,217
Bank owned life insurance                                                 4,478                     4,348
Deferred taxes                                                            1,299                       462
Other Real Estate Owned                                                     198                       281
Other assets                                                                566                       644
                                                                     ----------                ----------
     TOTAL ASSETS                                                    $  303,031                $  247,535
                                                                     ==========                ==========

LIABILITIES:
Non-interest bearing deposits                                            31,713                    21,187
Interest bearing deposits                                               113,210                    89,450
Certificates of deposit                                                 103,897                    91,393
                                                                     ----------                ----------
     Total deposits                                                     248,820                   202,030
                                                                     ----------                ----------
Advances from the Federal Home Loan Bank                                 29,955                    26,257
Subordinated debt                                                         3,000                     3,000
Line of credit                                                            4,621                         -
Other liabilities                                                         1,187                       870
                                                                     ----------                ----------
     TOTAL LIABILITIES                                                  287,583                   232,157
                                                                     ----------                ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Common stock, $0 par value:
    $0 par value: authorized 10,000,000 shares; issued and
      outstanding 1,809,656 at September 30, 2009
    $5 par value: authorized 7,000,000 shares; issued and
      outstanding 1,655,767 at December 31, 2008                              -                     8,279
Additional paid-in capital
                                                                         16,618                     7,244
Retained deficit                                                         (1,170)                     (145)
                                                                     ----------                ----------
     Total Stockholders' Equity                                          15,448                    15,378
                                                                     ----------                ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  303,031                $  247,535
                                                                     ==========                ==========


See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended
                                                      -------------------------------------------

(In thousands, except per share data)                 September 30, 2009        September 30, 2008
                                                      ------------------        ------------------
                                                        (Unaudited)               (Unaudited)
INTEREST INCOME
  Interest and fees on loans                              $  3,303                  $  2,723
  Interest on investment securities                            569                       457
  Interest on federal funds                                      1                        12
                                                          --------                  --------
     TOTAL INTEREST INCOME                                   3,873                     3,192

INTEREST EXPENSE
  Interest on deposits                                       1,185                     1,045
  Interest on borrowings                                       317                       298
                                                          --------                  --------
     TOTAL INTEREST EXPENSE                                  1,502                     1,343
                                                          --------                  --------
  Net interest income                                        2,371                     1,849
  Provision for loan losses                                                                -
                                                               131
                                                          --------                  --------
  NET INTEREST INCOME AFTER LOAN LOSS PROVISION              2,240                     1,849
                                                          --------                  --------

NON-INTEREST INCOME
  Service charges on deposit accounts                           67                        25
  Origination fees on mortgage loans sold                        7                         1
  Bank owned life insurance income                              44                        42
  Miscellaneous fee income                                      19                        28
                                                          --------                  --------
     TOTAL NON-INTEREST INCOME                                 137                        96
                                                          --------                  --------
NON-INTEREST EXPENSE
  Salaries and employee benefits                             1,121                     1,004
  Net occupancy                                                291                       319
  Data processing and other service costs                       96                        89
  Professional services                                         93                       138
  Advertising and promotion                                     50                        36
  Other real estate owned expense                                7                        22
  FDIC expense                                                 118                        50
  Other operating expenses                                     179                       128
                                                          --------                  --------
     TOTAL NON-INTEREST EXPENSE                              1,955                     1,786
                                                          --------                  --------
Income before income taxes                                     422                       159
Income tax expense                                             153                        38
                                                          --------                  --------
NET INCOME                                                $    269                  $    121
                                                          ========                  ========
EARNINGS PER SHARE
  Basic                                                   $   0.15                  $   0.07
  Diluted                                                 $   0.15                  $   0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                      1,741                     1,656
  Diluted                                                    1,741                     1,656


See accompanying notes to unaudited consolidated financial statements

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Nine Months Ended
                                                               ------------------------------------------------
(In thousands, except per share data)                          September 30, 2009            September 30, 2008
                                                               ------------------            ------------------
                                                                   (Unaudited)                   (Unaudited)
INTEREST INCOME
  Interest and fees on loans                                       $    9,402                    $    7,718
  Interest on investment securities                                     1,433                         1,332
  Interest on federal funds                                                 6                           105
                                                                   ----------                    ----------
     TOTAL INTEREST INCOME                                             10,841                         9,155

INTEREST EXPENSE
  Interest on deposits                                                  3,700                         3,391
  Interest on borrowings                                                  934                           779
                                                                   ----------                    ----------
     TOTAL INTEREST EXPENSE                                             4,634                         4,170
                                                                   ----------                    ----------
  Net interest income                                                   6,207                         4,985
  Provision for loan losses                                             2,351                           317
                                                                   ----------                    ----------
  NET INTEREST INCOME AFTER LOAN LOSS PROVISION                         3,856                         4,668
                                                                   ----------                    ----------

NON-INTEREST INCOME
  Service charges on deposit accounts                                     148                            72
  Origination fees on mortgage loans sold                                  18                             3
  Bank owned life insurance income                                        130                           120
  Gain on sale of fixed assets                                              -                            57
  Miscellaneous fee income                                                 62                            67
                                                                   ----------                    ----------
     TOTAL NON-INTEREST INCOME                                            358                           319
                                                                   ----------                    ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        3,282                         2,952
  Net occupancy                                                         1,043                           935
  Data processing and other service costs                                 303                           244
  Professional services                                                   312                           311
  Advertising and promotion                                               136                            87
  Other real estate owned expense                                          24                            62
  Impairment loss on other real estate owned                                -                           155
  FDIC expense                                                            422                           148
  Other operating expenses                                                462                           396
                                                                   ----------                    ----------
     TOTAL NON-INTEREST EXPENSE                                         5,984                         5,290
                                                                   ----------                    ----------

Loss before income taxes                                               (1,770)                         (303)
Income tax benefit                                                       (745)                         (178)
                                                                   ----------                    ----------
     NET LOSS                                                      $   (1,025)                   $     (125)
                                                                   ==========                    ===========

EARNINGS PER SHARE
  Basic                                                             $   (0.61)                      $ (0.08)
  Diluted                                                           $   (0.61)                      $ (0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                 1,686                         1,656
  Diluted                                                               1,686                         1,656


See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINACIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


(Dollars in thousands)

                                                              Additional                       Accumulated Other
                          Comprehensive        Common           Paid-in        Accumulated       Comprehensive
                               loss             Stock           Capital          Deficit             Income             Total
                          --------------      ----------      -----------     -------------    ------------------   ------------
Balance at                                    $   8,279       $    7,244        $     (145)         $      -        $    15,378
December 31, 2008

Comprehensive loss:
  Net loss and
   comprehensive loss       $   (1,025)               -                -            (1,025)                -             (1,025)
                            ==========
Stock based
compensation                                          -               18                 -                 -                 18
Issuance of Stock                                                  1,077                                                  1,077

Creation of Holding
  Company                                        (8,279)           8,279                 -                 -                  -
                                               --------        ---------        ----------          --------        -----------
Balance at
  September  30, 2009                         $       -        $  16,618        $   (1,170)         $      -        $    15,448
                                              =========        =========        ==========          ========        ===========









See accompanying notes to unaudited consolidated financial statements.

                        CORNERSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                    -----------------------------------------------
(In thousands)                                                      September 30, 2009           September 30, 2008
                                                                    ------------------           ------------------
                                                                       (Unaudited)                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $     (1,025)                  $  (125)
     Adjustments to reconcile net income to net
       cash provided by (used in)  operating activities:
     Provision for loan losses                                               2,351                       317
     Gain on sale of fixed assets                                                -                       (57)
     Depreciation                                                              600                       305
     Amortization of premiums and discounts, net                                25                        17
     Stock Option expense                                                       18                         7
     Deferred tax benefit                                                     (837)                     (225)
     Decrease in other real estate owned                                        83                         -
     Insurance proceeds from other real estate owned                             -                        30
     Impairment loss on other real estate owned                                  -                       155
     Loans originated for sale                                              (6,399)                   (1,728)
     Proceeds from sales of loans held for sale                              6,399                     1,728
     Income on Bank Owned Life Insurance                                      (130)                     (120)
     Increase in accrued interest receivable
        and other assets                                                      (251)                     (272)
     Increase (decrease) in other liabilities                                  317                       (65)
                                                                      ------------                   --------
        Net cash provided (used) by operating activities                     1,151                       (33)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments held to maturity                             (45,285)                  (27,713)
     Maturity and calls of investments held to maturity                     27,350                    31,303
     Call of Investment available for sale                                       -                     1,000
     Purchase of  FHLB Stock                                                  (199)                   (1,325)
     Purchase of  Bank owned life insurance                                      -                      (401)
     Proceeds from sale of fixed assets                                          -                       582
     Net increase in loans                                                 (40,977)                  (32,725)
     Purchases of premises and equipment                                       (80)                   (2,027)
                                                                      ------------                   --------
        Net cash used in  investing activities                             (59,191)                  (31,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                    46,790                    (2,313)
     Proceeds from borrowings                                              651,420                   577,890
     Principal payments on borrowings                                     (643,101)                 (549,060)
     Net proceeds from issuance of stock                                     1,077                         -
     Cash paid in lieu of fractional share on stock
       dividend                                                                  -                        (3)
                                                                      ------------                   --------
       Net cash provided by financing activities                            56,186                    26,514

     Net decrease in cash and cash equivalents                              (1,854)                   (4,825)
Cash and cash equivalents at the beginning of the period                     9,368                    14,084
                                                                      ------------                   --------
Cash and cash equivalents at the end of the period                    $      7,514                   $ 9,259
                                                                      ============                   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                         $      4,651                   $ 4,218
     Cash paid during the period for income taxes                               90                        10
     Net change in unrealized gain on securities
       available for sale, net of tax                                            -                        8
     Distribution of 7.5% Common Stock Dividend                                  -                       576



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

NOTE 5 - STOCK OPTIONS

On January 1, 2006, the Bank adopted FASB Accounting Standards Codification
(ASC) Topic 718 "Stock Compensation". The Bank recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Bank had $207 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at September 30, 2009.

On March 1, 2008, options to purchase a total of 1,750 shares of common stock were granted with an exercise price of $7.49 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis, with one-third being immediately vested. The exercise price of each option equals the market price of the Bank's common stock on the date of the grant.

On July 16, 2009, options to purchase a total of 45,000 shares of common stock were granted with an exercise price of $5.00 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis beginning on July 16, 2010, with vesting accelerating in certain circumstances such as change in control of the Company. The exercise price of each option equals the market price of the Bank's common stock on the date of the grant.

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at September 30, 2009 and December 31, 2008 is as follows (in thousands):


                                                         September 30, 2009
                                                                 Gross                Gross
                                                              Unrealized            Unrealized            Fair
                                                   Cost          Gains                Losses             Value
                                                 ---------     ---------            ----------         ---------
   INVESTMENTS HELD TO MATURITY:
   Government agency obligations                 $  42,742     $     128             $  (185)          $  42,685
   Mortgage backed securities                        3,566            33                  (7)              3,592
                                                 ---------     ---------             -------           ---------
   Total                                         $  46,308     $     161             $  (192)          $  46,277
                                                 =========     =========             =======           =========

                                                          December 31, 2008
                                                                 Gross                Gross
                                                              Unrealized           Unrealized            Fair
                                                   Cost          Gains                Losses             Value
                                                 ---------     ---------            ----------         ---------
   INVESTMENTS HELD TO MATURITY:
   Government agency obligations                 $  26,653     $     108             $     -           $  26,761
   Mortgage backed securities                        1,745             -                 (19)              1,726
                                                 ---------     ---------             -------           ---------
    Total                                        $  28,398     $     108             $   (19)          $  28,487
                                                 =========     =========             =======           =========

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at September 30, 2009 and December 31, 2008 for the time periods shown (in thousands):

                                                                   September 30, 2009

                                     Less than 12 months           12 months or longer                Total
                                    ----------------------      ------------------------     ------------------------
                                                Unrealized                    Unrealized                   Unrealized
                                    Fair Value    Losses        Fair Value      Losses       Fair Value      Losses
                                    ----------   ---------      ----------    ----------     ----------    ----------
   INVESTMENTS HELD TO MATURITY:

   Government Agency Obligations     $ 18,433      $ 184            $499        $   1         $18,932       $  185

   Mortgage Backed Securities             506          7               -            -             506            7
                                     --------      -----            ----        -----         -------       ------
   Total temporarily
      impaired investment
      securities                     $ 18,939      $ 191            $499        $   1         $19,438       $  192
                                     ========      =====            ====        =====         =======       ======

                                                                    December 31, 2008

                                     Less than 12 months            12 months or longer               Total
                                   ------------------------      ------------------------    -------------------------
                                                 Unrealized                    Unrealized                  Unrealized
                                    Fair Value     Losses        Fair Value      Losses      Fair Value      Losses
                                    ----------   ----------      ----------    ----------    ----------    ----------
   INVESTMENTS HELD TO MATURITY:
   Mortgage Backed Securities               -          -           1,726           19           1,726           19
                                     --------      -----          ------           --         -------         ----
   Total temporarily
      impaired investment
      securities                     $      -      $   -          $1,726         $ 19         $ 1,726         $ 19
                                     ========      =====          ======         ====         =======         ====

Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above is not other than temporary: the unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and not a deterioration or downgrade of the investment issuer's credit worthiness or ability to meet its cash flow requirements. The Company expects to recover the amortized cost basis for all investments in an unrealized loss position as of September 30, 2009. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, is as follows for the three and nine month periods ended September 30, 2009 and 2008 (in thousands)

                                                              Three Months Ended              Three Months Ended
                                                            September 30, 2009, net         September 30, 2008, net
                                                                    of tax                         of tax
                                                            -----------------------         ----------------------
   NET INCOME
   Other Comprehensive Income                                     $      269                      $    121
      Unrealized holding losses arising during period                      -                            11
                                                                  ----------                      --------
   TOTAL COMPREHENSIVE INCOME                                     $      269                      $    132
                                                                  ==========                      ========

                                                              Nine Months Ended                Nine Months Ended
                                                            September 30, 2009, net        September 30, 2008, net
                                                                   of tax                          of tax
                                                            -----------------------         ----------------------
   NET LOSS
   Other Comprehensive Income (loss)                              $  (1,025)                      $   (125)
      Unrealized holding losses arising during period                    -                               8
                                                                  ----------                      --------
   TOTAL COMPREHENSIVE LOSS                                       $  (1,025)                      $   (117)
                                                                  =========                       ========

The change in other comprehensive income components and related tax benefits are as follows for the nine month periods ended September 30, 2009 and 2008 (in thousands):

                                                                                  September
                                                                                  30, 2009
                                                             -------------------------------------------------
                                                              Before-Tax                            Net-of-Tax
                                                                Amount           Tax Expense          Amount
                                                              ----------         -----------        ----------
   UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:
   Unrealized holding gains arising during the period          $     -             $     -            $    -
                                                               -------             -------            ------
   Other comprehensive income                                  $     -             $     -            $    -
                                                               =======             =======            ======

                                                                                  September
                                                                                  30, 2008
                                                             -------------------------------------------------
                                                              Before-Tax                            Net-of-Tax
                                                                Amount           Tax Expense          Amount
                                                             -----------         -----------        ----------
   UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:
   Unrealized holding gains (losses) arising during the
   period                                                      $    14             $    (6)           $    8
                                                               -------             -------            ------
   Other comprehensive income                                  $    14             $    (6)           $    8
                                                               =======             =======            ======

NOTE 8 - LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

                                                         September 30, 2009           December 31, 2008
                                                         ------------------           -----------------
   Commercial                                                $    87,277                 $   60,646
   Real estate - commercial                                      105,808                     91,105
   Real estate - residential                                      19,214                     19,346
   Construction                                                   12,989                     12,323
   Consumer loans                                                  9,944                     10,721
   Net deferred loan fees                                           (151)                       (37)
                                                             -----------                 ----------
                                                                 235,081                    194,104
    Allowance for loan losses                                     (3,484)                    (1,133)
                                                             -----------                 ----------

           Loans receivable, net                             $   231,597                 $  192,971
                                                             ===========                 ==========

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At September 30, 2009, the loans-to-one-borrower limitation was approximately $3,979,000; this excludes an additional 10% of capital funds, or approximately $2,653,000, which may be loaned if collateralized by readily marketable securities. At September 30, 2009, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized no interest income on non-accrual loans during the nine month periods ended September 30, 2009 and September 30, 2008.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At September 30, 2009 the Company had four non-accrual loan relationships which total $5,876,000 compared to no non-accrual loans at December 31, 2008. At September 30, 2009, the Company had four impaired loan relationships totaling $5,876,000 (included within the non-accrual loans discussed above) in which $3,998,000 was sufficiently collateralized and a specific reserve of $1,878,000 has been recorded for the remaining balance. The average balance of impaired loans totaled $5,904,000 for 2009, and interest income recorded on impaired loans during the nine months ended September 30, 2009, totaled $32 thousand.

NOTE 9 - BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4,478,000 at September 30, 2009. Income of $130 thousand was recognized on the BOLI during the nine month period ended September 30, 2009 as compared to $120 thousand for the nine month period ended September 30, 2008. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 10 - DEFERRED COMPENSATION PLANS

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $95 thousand in deferred compensation expense during the nine month period ended September 30, 2009 as compared to $56 thousand for the nine month period ended September 30, 2008.

NOTE 11 - INCOME TAXES

The Bank adopted the provisions of Financial ASC Topic 740 "Accounting for Uncertainty in Income Taxes" on January 1, 2007. ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Federal tax years 2006 through 2008 remain subject to examination as of September 30, 2009, while tax years 2005 through 2008 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely then not that its deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of September 30, 2009 or December 31, 2008. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company's deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company's net income in the period in which it is recorded.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Bank adopted ASC Topic 820 "Fair Value Measurements and Disclosures". ASC Topic 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. ASC Topic 820 does not require any new fair value measurements. The adoption of ASC Topic 820 did not have a material impact on the Bank's consolidated financial statements.

In conjunction with the adoption of ASC Topic 820, the Bank also adopted the guidance from ASC paragraphs 820-10-50-8A, 55-23A, and 55-23B on January 1, 2008. This guidance defers the effective date of ASC Topic 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

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

As of September 30, 2009 and December 31, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis.

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at September 30, 2009 and December 31, 2008 was as follows:

                                                SEPTEMBER 30, 2009                      DECEMBER 31, 2008
                                          -------------------------------         ------------------------------
  (in thousands)                            CARRYING          ESTIMATED            CARRYING          ESTIMATED
                                             AMOUNT           FAIR VALUE            AMOUNT           FAIR VALUE
                                          -----------         -----------         -----------        -----------
  Financial assets:
       Cash and cash equivalents          $     7,514         $     7,514         $     9,368        $     9,368
       Investments held to maturity            46,308              46,277              28,398             28,487
       Loans receivable                       235,081             264,185             194,104            193,861
       FHLB stock                               1,576               1,576               1,377              1,377
       Accrued interest receivable              1,546               1,546               1,217              1,217
                                          -----------         -----------         -----------        -----------
           Total financial assets         $   292,025         $   321,098         $   234,464        $   234,310
                                          ===========         ===========         ===========        ===========
  Financial Liabilities:
       Checking Accounts                  $    48,758         $    48,758         $    48,032        $    48,032
       Statement savings accounts               3,368               3,368               3,401              3,401
       Money market accounts                   41,612              41,612               9,110              9,110
       Index Accounts                          51,185              51,185              50,094             50,094
       Certificates of deposit                103,897             103,595              91,393             91,674
       FHLB advances                           29,955              29,955              26,257             26,257
       Line of Credit                           4,621               4,621                   -                  -
       Subordinated Debt                        3,000               3,000               3,000              3,000
       Accrued interest payable                   260                 260                 278                278
                                          -----------         -----------         -----------        -----------
           Total financial liabilities    $   286,656         $  286,354          $   231,565        $   231,846
                                          ===========         ===========         ===========        ===========

                                            CONTRACT           ESTIMATED            CONTRACT          ESTIMATED
                                              VALUE           FAIR VALUE             VALUE           FAIR VALUE
                                          -----------         -----------         -----------        -----------
  Off-balance sheet instruments:
     Commitments to extend credit         $    47,831         $         -         $    42,514        $         -
                                          ===========         ===========         ===========        ===========

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

ASC TOPIC 820-10-65, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY

In April 2009, the FASB issued guidance regarding identifying circumstances that indicate a transaction is not orderly and guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This guidance were adopted by the Company for the interim period beginning April 1, 2009 and did not have a material effect on the Company's financial position or results of operations.

ASC TOPIC 320-10-65, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance modified the presentation of OTTI losses and expands existing disclosure requirements about OTTI. The guidance was adopted by the Company for the interim period beginning April 1, 2009, and did not have a material effect on the Company's financial position or results of operations.

ASC TOPIC 825-10-50, INTERIM DISCLOSURES ABOUT FAIR VALUE OF INSTRUMENTS

In April 2009, the FASB issued guidance which requires publicly traded companies to disclosure the fair value of financial instruments in interim financial statements. This guidance was adopted by the Company for the interim period beginning April 1, 2009 and the required disclosures are included in Footnote 12.

ASC TOPIC 855, SUBSEQUENT EVENTS

In May 2009, the FASB issued additional guidance on the evaluation of subsequent events and requires the disclosure of the date through which subsequent events have been evaluated. This guidance was adopted by the Company for the interim period ending June 30, 2009 and the required disclosures are included in Footnote 14.

FASB STATEMENT NO. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In June 2009, the FASB issued FASB Statement No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 established the FASB Accounting Standards Codification. The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168. All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates. Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance, and provide basis for conclusions on changes in the Codification. The Codification retains existing GAAP without changing it except in one instance related to software revenue recognition, which does not impact the Company. SFAS No. 168 is effective for the Company for the interim period ending September 30, 2009 and effective for this Form 10-Q. All references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.


NOTE 14 - PRIVATE PLACEMENT COMMON STOCK OFFERING

In June 2009, the Board of Directors of Cornerstone Financial Corporation approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of Cornerstone

Financial Corporation common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of Cornerstone Financial Corporation common stock, $0 par, for a price of $9.00 per share through June 26, 2013. During the second quarter 2009, the Company sold 82,460 shares under this offering and issued 82,460 common stock warrants. During the third quarter 2009, the Company sold 71,429 shares under this offering and issued 71,429 common stock warrants, all of which were outstanding and exercisable as of September 30, 2009. The proceeds received from the common stock offering were recorded as additional paid in capital.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2009, the filing date of this report, and determined that there were no recognized or nonrecognized subsequent events to report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

CORNERSTONE FINANCIAL CORPORATION

     The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the "Bank") to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Bank's business. The holding company reorganization was completed in January 2009. As such, the Company did not have any operations in 2008, other than obtaining regulatory approval for the holding company reorganization, and the results of operations, and all financial data at December 31, 2008 and for the nine months ended September 30, 2008 presented herein, are those of the Bank on a stand alone basis.

     We have adopted a strategy of continued growth. At September 30, 2009, we had total assets of $303.0 million, total deposits of $248.8 million and total loans, net of $231.6 million compared to total assets of $247.5 million, total deposits of $202.0 million and total loans, net of $193.0 million at December 31, 2008. Our growth reflects our committment to provide outstanding customer service and a broad array of banking products driven by our customer's needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

Generally, during a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, in general, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. However, certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets (e.g., adjustable rate mortgages) often have provisions that may limit changes both each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals in the event of a change in interest rates may differ significantly from those assumed in the calculations shown in the table below. Finally, the ability of borrowers to service their debt may decrease in the event of an interest rate increase. Consequently, any model used to analyze interest rate sensitivity will be vulnerable to the assumptions made with respect to the foregoing factors.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at September 30, 2009, which are expected to mature or reprice in each of the time periods shown:

                                                                                            Non-Rate
                                                                                            Sensitive
                                             One Year         One-Five         Over          Assets/
  (Dollars in thousands)                     or Less           Years        Five Years     Liabilities      Total
                                             --------         --------      ----------     -----------      ------
  INTEREST-EARNING ASSETS:
    Short term investments                  $       -       $       -        $      -        $      -      $      -
    Investment securities held to
      maturity                                      -           1,993          44,315               -        46,308
    Loans receivable                          102,318          77,486          55,277               -       235,081
                                            ---------       ---------        --------        --------      --------
    Total interest-earning assets             102,318          79,479          99,592               -       281,389
                                            ---------       ---------        --------        --------      --------
    NON-RATE SENSITIVE ASSETS:
      Other assets                                  -               -               -          21,642        21,642
                                            ---------       ---------        --------        --------      --------
      Total assets                          $ 102,318       $  79,479        $ 99,592        $ 21,642      $303,031
                                            =========       =========        ========        ========      ========

  INTEREST-BEARING LIABILITIES:
   Interest-bearing demand                  $  17,046       $       -        $      -        $      -      $ 17,046
   Statement savings                            3,368               -               -               -         3,368
   Money market                                92,796               -               -               -        92,796
   Certificates of deposit                     84,429          19,468               -               -       103,897
   Subordinated debt                            3,000               -               -               -         3,000
   Borrowings                                  19,955          14,621               -               -        34,576
                                            ---------       ---------        --------        --------      --------
     Total interest-bearing
       liabilities                            220,594          34,089               -               -       254,683
                                            ---------       ---------        --------        --------      --------
  NON-RATE SENSITIVE LIABILITIES:
    Non-interest bearing deposits                   -               -               -          31,713        31,713
    Other liabilities                               -               -               -           1,187         1,187
    Capital                                         -               -               -          15,448        15,448
                                            ---------       ---------        --------        --------      --------
       Total liabilities and capital        $ 220,594       $  34,089        $      -        $ 48,348      $303,031
                                            =========       =========        ========        ========      ========
  Period GAP                                $(118,276)      $  45,390        $ 99,562        $(26,706)
  Cumulative interest-earning assets        $ 102,318       $ 181,797        $281,389
  Cumulative interest-bearing
    liabilities                             $ 220,594       $ 254,683        $254,683
  Cumulative GAP                            $(118,276)      $ (72,886)       $ 26,706
  Cumulative RSA/RSL (1)                       46.38%          71.38%         110.49%

(1) Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At September 30, 2009, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at September 30, 2009 as compared to December 31, 2008 and our results of operations for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Total assets at September 30, 2009 were $303.0 million, an increase of $55.5 million or 22.4% over December 31, 2008. This change was primarily due to increases in loans receivable, net, of $38.6 million, accrued interest receivable of $329 thousand, deferred taxes of $837 thousand, investments held to maturity of $17.9 million, bank owned life insurance of $130 thousand, and Federal Home Loan Bank ("FHLB") stock of $199 thousand, partially offset by decreases in cash and cash equivalents of $1.9 million, other real estate owned of $83 thousand, other assets of $78 thousand and premise and equipment of $520 thousand. The increases in assets were funded by a $46.8 million increase in deposits, a $4.6 million increase in debt, a $3.7 million increase in Federal Home Loan Bank advances and by a $1.1 million increase in common equity through the issuance of common stock.

Gross loans receivable at September 30, 2009, totaled $235.1 million, an increase of $41.0 million or 21.1% from December 31, 2008. This increase was attributable to increases in commercial loans of $26.6 million, commercial real estate loans of $14.7 million and construction loans of $666 thousand, partially offset by decreases in consumer loans of $ 777 thousand, and real estate loans secured by residential properties of $132 thousand. See Note 8 to our Financial Statements for a breakdown of the components of our loan portfolio.

We believe the increase in loans receivable primarily reflects our continued focus of our growth strategy, the competitive pricing of our loan products and the continued development of relationships with local small businesses, which management believes are attracted to the Company by the high level of individualized service we provide through our team of lenders.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At September 30, 2009, we had a total of $5.9 million in non accrual loans as compared to no non-accrual loans at December 31, 2008. At September 30, 2009, we had four impaired loan relationships totaling $5.9 million as compared to three loans at December 31, 2008 totaling $2.4 million. At September 30, 2009 a specific reserve of $1.9 million has been recorded against these loans. The average balance of impaired loans totaled $5.9 million for the first nine months of 2009 as compared to $2.4 million for the comparable period of 2008, and interest income recorded on impaired loans during the nine months ended September 30,2009 was $32 thousand as compared to $69 thousand for the twelve month period ended December 31, 2008.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At September 30, 2009, we had $198 thousand in real estate owned compared to $281 thousand in real estate owned at December 31, 2008. The change reflects adjustments made to the carrying value of the property due to cash recoveries received by the bank during 2009.

All of our investment securities are classified as held to maturity. Our investment security portfolio increased by $17.9 million or 63.1% to $46.3 million at September 30, 2009, from $28.4 million at December 31, 2008. The held to maturity investment purchases were concentrated in United State Government agency securities. See Note 6 to our financial statements for more information regarding our investment securities portfolio. The increase in investment securities reflects management's efforts to further diversify its growing balance sheet and to more prudently manage its capital base by investing in lower risk weighted assets.

Total liabilities at September 30, 2009 amounted to $287.6 million, an increase of $55.4 million or 23.9% from December 31, 2008. This change was primarily due to increases in total deposits of $46.8 million, line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $4.6 million, other liabilities of $317 thousand and an increase of $3.7 million in advances from Federal Home Loan Bank.

Total deposits at September 30, 2009 were $248.8 million, an increase of $46.8 million or 23.2% from December 31, 2008. The increase in total deposits was spread amongst non-interest bearing deposits with an increase of $10.5 million, certificates of deposit with an increase of $12.5 million, and a significant increase in interest bearing core deposits (i.e. all interest bearing deposit accounts other then certificate of deposit accounts) of $23.8 million. The change in deposits was primarily related to the competitive pricing of our deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service provided by our team of retail branch managers. Consumer and commercial deposits are attracted principally from within our primary market area. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey, although we do accept deposits from residents of other states.

At September 30, 2009, we had advances from the FHLB in the amount of $29.6 million, an increase of $3.7 million or 14.1 % from December 31, 2008. The weighted average interest rate on these borrowings from the FHLB was 2.07% at September 30, 2009 as compared to 3.26% at December 31, 2008.

Stockholders' equity at September 30, 2009 amounted to $15.4 million, an increase of $70 thousand or 0.5% over December 31, 2008. This increase was due to the proceeds from issuance of common stock of $1.1 million and stock based compensation of $18 thousand, partially offset by a net loss of $1.0 million for the nine month period ended September 30, 2009.

RESULTS OF OPERATIONS

NET INCOME. We recorded net income for the three month period ended September 30, 2009 of $269 thousand or $0.15 per share as compared to a net income of $121 thousand or $0.07 per share for the same period in 2008. The change in net income for the three-month period compared to the prior period was attributable to increases of $522 thousand in net interest income and $41 thousand in non-interest income, partially offset by increases of $131 thousand in provision for loan losses, $68 thousand in FDIC insurance premium expense, and $117 thousand in increased employee salaries and benefits expense. The net interest margin for the three-month period ended September 30, 2009 increased by 4 basis points to 3.49% as compared to 3.45% for the same period in 2008.

We recorded a net loss for the nine-month period ended September 30, 2009 of $1.0 million or $0.61 per share as compared to a net loss of $125 thousand or $
0.08 per share for the same period in 2008. The increased loss during 2009 reflects an increase of $1.2 million in net interest income, offset by increases of $2.0 million in provision for loan losses, $274 thousand in special assessment and regular FDIC insurance premium expense and $420 thousand in increased salary and benefit cost, net occupancy costs and other operating expenses incurred in connection with the Bank's expansion coupled with operating costs relating to the Bank's Main Street branch which opened in June 2008. The net interest margin for the nine-month period ended September 30, 2009 decreased by 1 basis point to 3.28% as compared to 3.29% for the same period in 2008.

INTEREST INCOME. Total interest income amounted to $3.9 million for the three-month period ended September 30, 2009, an increase of $681 thousand or 21.3% when compared to the same period in 2008. The increase in interest income was due to volume increases in our interest-earning asset balances, partially offset by a reduction in the average yield.. The average yield on our interest-earning assets was 5.50% for the three month period ended September 30, 2009 compared to 5.96% during the same period in 2008.

The reduction in yield in both the quarterly and the nine month periods reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

Total interest income amounted to $10.8 million for the nine-month period ended September 30, 2009, an increase of $1.7 million or 18.4% when compared to the same period in 2008. This increase was due to the growth in average interest-earning asset balances of $59.3 million, partially offset by a reduction in the average yield from September 30, 2009 compared to the same period in 2008. The average yield on interest-earning assets was 5.53 % for the nine-month period ended September 30, 2009 compared to 6.04% during the same period in 2008.

INTEREST EXPENSE. Total interest expense amounted to $1.5 million for the three-month period ended September 30, 2009, an increase of $159 thousand or
11.8 % when compared to the same period in 2008. The increase in interest expense was due to volume increases in interest bearing deposits and borrowing, partially offset by lower rates paid on those products when compared to the same period in 2008. The average cost of interest-bearing liabilities was 2.28% for the three-month period ended September 30, 2009 compared to 2.83% during the same period in 2008.

Total interest expense amounted to $4.6 million for the nine-month period ended September 30, 2009, an increase of $464 thousand or 11.1% when compared to the same period in 2008. This increase was due to an increase in interest bearing deposit balances, offset by lower interest rates paid on these balances, and by increases in borrowing balances of $8.3 million when compared to the same period in 2008. The average cost of interest-bearing liabilities was 2.57% for the nine-month period ended September 30, 2009 compared to 3.11% during the same period in 2008.

The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

ALLOWANCE FOR LOAN LOSSES. During the third quarter of 2009, we recorded a provision for loan losses of $131 thousand of which $50 thousand was related to specific reserves on impaired loans compared to no provision for the same period in 2008. We recorded a provision for loan losses for the nine-month period ended September 30, 2009 of $2.4 million of which $1.8 million was related to three specific credits, compared to a provision of $317 thousand for the same period in 2008. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the nine-month period ended September 30, 2009, management believes the credit quality of our loan portfolio has stabilized. On a linked quarterly basis, our non-performing assets were stable from June 30, to September 30, 2009.We have not engaged in any sub prime lending activities that have plagued the banking industry. At September 30, 2009, our allowance for loan losses represented 1.48% of total loans outstanding and 59.3% of non-performing loans.

NON-INTEREST INCOME. For the three-months ended September 30, 2009, non-interest income, which is comprised principally of service charges on deposit accounts, origination fees on residential mortgage loans sold, loan syndication fees, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $137 thousand, an increase of $41 thousand or 42.7% when compared to the same period in 2008. This increase is the result of a $42 thousand increase on service charges on deposit accounts.

Non-interest income for the nine-months ended September 30, 2009 totaled $358 thousand, an increase of $39 thousand or 12.2% when compared to the same period in 2008. This change is the result of increases in bank owned life insurance income, ATM fees, miscellaneous fee income, service charges on deposit accounts and origination fees on mortgage loans sold, offset by a $57 thousand decrease in gain on sale of fixed assets. The decrease was the result of a gain in the sale of fixed assets during the nine-month period ended September 30, 2008, for which there was no comparable transaction in 2009.

NON-INTEREST EXPENSE. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, for the three months ended September 30, 2009 totaled $2.0 million for the three months ended September 30, 2009, an increase of $169 thousand or 9.5% when compared to the same period in 2008. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $117 thousand, data processing costs of $7 thousand, advertising and promotion of $14 thousand, other operating expenses of $51 thousand and FDIC insurance premium expense of $68 thousand, partially offset by decreases in other real estate owned expense of $15 thousand, professional service expense of $45 thousand and net occupancy of $28 thousand.

Non-interest expense for the nine months ended September 30, 2009 totaled $6.0 million, an increase of $694 thousand or 13.1% when compared to the same period in 2008. The increase in non-interest expense was primarily the result of increases in salary and benefit costs of $330 thousand, FDIC deposit insurance premium expense of $274 thousand, and net occupancy expense of $108 thousand. The increase in FDIC insurance premium expense reflects both a special assessment levied on all insured depository institutions equal to 5 basis points of an institution's total assets less its tier 1 capital and a general increase in deposit insurance premium assessment rates. The special assessment was based on assets at June 30, 2009 and was paid September 30, 2009. Our expense for the special assessment was $140 thousand. The net increase in occupancy costs is attributable to the one time costs of $135 thousand associated with the retirement of certain fixed assets in connection with the closing of the Moorestown Route 38 branch on April 1, 2009. These expenses were partially offset by decreases in other real estate owned expense of $38 thousand and an impairment loss on other real estate owned of $155 thousand which was incurred during the nine months ended September 30, 2008. There were no similar expenses in 2009.

INCOME TAXES. We recorded a federal and state income tax expense of $153 thousand during the three month period ended September 30, 2009 compared to an income tax expense of $38 thousand for the same period in 2008. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of income in the three month period ended September 30, 2009. The effective tax rate for the three month period ended September 30, 2009 was 36.3% compared to 23.9% for the three month period ended September 30, 2008.

We recorded a federal and state income tax benefit of $745 thousand during the nine month period ended September 30, 2009 compared to an income tax benefit of $178 thousand for the same period in 2008. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of a loss in the second quarter of 2009. The effective tax rate for the nine month period ended September 30, 2009 was 42.1% compared to 58.7% for the nine month period ended September 30, 2008.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $44.0 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $41.0 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At September 30, 2009, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of September 30, 2009 there is an outstanding balance of $4.6 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $7.5 million at September 30, 2009 in the form of cash and due from banks. At September 30, 2009, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $47.8 million. Certificates of deposit scheduled to mature in one year or less totaled $84.4 million at September 30, 2009. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

Our ability to generate deposits depends on the success of our branches. Our success is dependent on a number of factors, including our ability to establish branches in favorable locations, our ability to meet the needs of our customers through personalized services and a broad array of financial products, and the general economic conditions of the market area in which they are located. Unexpected changes in the national and local economy may also adversely affect our ability to attract or retain deposits and foster new loan relationships.

CAPITAL RESOURCES. Capital adequacy is the ability to support growth while protecting the interests of depositors and the deposit insurance fund. Bank regulatory agencies have developed certain capital ratio requirements, which are used to assist them in monitoring the safety and soundness of financial institutions. Management continually monitors these capital requirements.

The Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of total risk-weighted assets is required to be "Tier I Capital," consisting of common stockholders' equity and qualifying hybrid instruments, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying hybrid instruments, (c) perpetual debt (d) mandatory convertible securities, and (e) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which banks must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the stated minimum.
The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At September 30, 2009 the Bank maintained a Tier I leverage ratio of 6.74%, a Tier I risk-based capital ratio of 7.77% and a total risk-based capital ratio of 10.18%. The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. As of September 30, 2009, the Company has drawn $4.6 million under the loan and has contributed $4.5 million as additional equity to the Bank.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 2009 were $47.8 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At September 30, 2009, our obligations under standby letters of credit totaled $1.3 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Registrant's chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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


ITEM 1A. RISK FACTORS

OUR NON-PERFORMING ASSETS HAVE SUBSTANTIALLY INCREASED DURING 2009, AND THIS HAS AFFECTED OUR RESULTS OF OPERATIONS.

     To date, our non-performing assets have increased to $6.1 million, or 2.0% of our total assets. At December 31, 2008, we had $281 thousand in other real estate owned and no non-accrual loans. Four (4) non-accrual loan relationships totaling $5.9 million increased non-performing assets resulting in an increase of $2.3 million in the provision for loan losses for the first nine (9) months of 2009 from $317 thousand for the first nine (9) months of 2008. The increase in non-performing assets reflects the general economic slowdown in our marketplace and its effect on certain borrowers. These non-accrual loan relationships have negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. There is always the risk of an increase in non-performing assets therefore we can give you no assurance that our non-performing assets will not increase further.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the second and third quarters of 2009, the Registrant undertook a private placement of units consisting of one share of common stock and one common stock purchase warrant. The units were offered at a price of $7.00 per unit to currents shareholders who qualified as accredited investors. The Registrant raised a total of $1.1 million in new capital in two separate closings, $577 thousand on June 26, 2009 and another $500 thousand on September 28, 2009. All proceeds were contributed as equity to Cornerstone Bank, the Registrant's banking subsidiary, to bolster its regulatory capital levels and support its continued growth.

     The units were placed directly by the Registrant, without the use of a broker or placement agent. No commissions were paid by the Registrant. The units were issued in accordance with SEC Regulation D.

     The warrants issued as part of the units permit the holder to purchase one share of the Registrant's common stock at a price of $9.00 per share for a term of four years. The warrants also have customary anti-dilution provisions. The Registrant issued 153,889 warrants as part of the offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS

  (a) The following are filed as exhibits to this report:

      4.0 Warrant Agreement dated June 26, 2009 by and between the Registrant and Registrar and Transfer Company as warrant agent.

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


                                      CORNERSTONE FINANCIAL CORPORATION


Date:      November 12, 2009          By: /S/ GEORGE W. MATTEO, JR.
                                          --------------------------------------
                                          George W. Matteo, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:      November 12, 2009          By: /S/ KEITH WINCHESTER
                                          --------------------------------------
                                          Keith Winchester
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)