Form 10-K
period 2009-12-31
Cornerstone Financial Corp
filed 2010-03-30
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

|X| Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2009
                                                    -----------------
                                      -OR-

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _____________.

                        CORNERSTONE FINANCIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

           NEW JERSEY                                          80-0282551
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

6000 MIDLANTIC DRIVE, SUITE 120 S, NEW JERSEY                          08054
------------------------------------------------------------------------------
(Address of principal executive offices)                            Zip Code

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
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. YES    NO  X
                                              ---    ---

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
                                      ----   ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES X NO.

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

Indicate by checkmark  whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES     NO X
                                    ---    ---

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter $7,096,459.

As of March 17, 2010, there were 1,809,656 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be sent to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K, which is expected to be filed with the Securities Exchange Commission not later than 120 days after the end of the registrant's last fiscal year.

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

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under "Item 1A-Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2009 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

     The Company cautions that the above listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

ITEM 1.  DESCRIPTION OF BUSINESS

CORNERSTONE FINANCIAL CORPORATION

     The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the "Bank") to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Company's business. The holding company reorganization was completed in January, 2009. As such, the Company did not have any operations in 2008, other than obtaining regulatory approval for the holding company reorganization, and the results of operations, and all financial data at and for the year ending December 31, 2008 presented herein are those of the Bank on a stand alone basis.

     The Company's offices are located at 6000 Midlantic Drive, Suite 120 S, Mount Laurel New Jersey, 08054 and its phone number is (856) 439-0300.

CORNERSTONE BANK

     The Bank is a New Jersey state chartered commercial bank with administrative offices headquartered in Mount Laurel, New Jersey. The Bank commenced operations on October 4, 1999, and conducts business from its main office in Moorestown and from five additional branch offices located in Medford, New Jersey, Burlington, New Jersey, Cherry Hill, New Jersey, Voorhees, New Jersey and Mount Laurel, New Jersey. The Bank provides a broad range of lending, deposit and financial products. The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals. At December 31, 2009, the Company had total assets of $306.1 million, gross loans of $238.4 million, total deposits of $249.5 million and shareholders' equity of $17.8 million.

     The Bank offers a broad range of deposit and loan products and banking services, including personal and business checking accounts, individual retirement accounts, business money market accounts, certificates of deposit, wire transfers, automated teller services, night depository and drive-through banking. The Bank also offers a three-tiered form of personal demand account and indexed money market account. Both products pay progressively higher rates of interest as account balances increase. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal maximum amount.

     As an enhancement to its traditional banking services, the Bank provides remote deposit services to its commercial customers ("C-Scan"). This service gives commercial customers the ability to scan their check deposits from the desktops at their place of business and electronically transmit them to the Bank for deposit processing. In addition, the Bank also offers a fully transactional website under the domain name www.cornerstonebank.net. Customers have access to current rates and terms on deposit and loan products, and may make balance inquiries, request stop payments, reorder checks, pay bills and transfer funds between existing accounts within the Bank. The information included on the Bank's website is not part of this report.

     The Bank has one subsidiary, Cornerstone Realty Holdings, Inc., a New Jersey corporation, which was formed during the second quarter of 2005 to acquire and sell real property that has been previously foreclosed upon by the Bank.

MARKET AREA

     The Bank's market area is comprised of approximately 300 square miles in western Burlington County and northern Camden County, New Jersey. The Bank has chosen this market because it believes it contains a stable, diversified economy. Within this market area, the Bank presently focuses its activities in the suburban communities of Moorestown, Mount Laurel, Medford, Burlington City, Cherry Hill, Mount Holly, Maple Shade, Medford Lakes, Evesham, Gibbsboro and Voorhees, New Jersey. The deposit and loan activities of the Bank are significantly affected by economic conditions it its market area. The Bank believes that its market area provides strong opportunities in which to develop a banking franchise. The Bank's strategy for future growth is to selectively expand its present market into locations where it can build upon the relationships the members of the Bank's Board of Directors and management team have with community members to best utilize our community oriented approach to our competitive advantage. The establishment of branches is subject to approval by the New Jersey Department of Banking and Insurance ("NJDOBI").

     In April 2009, the Bank opened its newest office, a mini branch, located at 6000 Midlantic Drive, Suite 90, in Mount Laurel, New Jersey.

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

     At December 31, 2009, commercial loans totaled $91.7 million or 38.5% of the total loan portfolio, including $39.5 million in lines of credit.

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

     MORTGAGE LOANS. The Bank originates mortgage loans secured by real estate primarily located in the Bank's market area. Included as mortgage loans are commercial real estate, conforming residential real estate and residential real estate loans in excess of FNMA loan limits ("jumbo real estate loans"). At December 31, 2009, the Bank had $124.8 million, or 52.3% of the total loan portfolio invested in commercial and residential real estate loans. The Bank's real estate loans are primarily secured by first mortgages and to a lesser extent by junior liens and consist of fixed-rate loans secured by various types of real estate collateral as discussed below.

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

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. At December 31, 2009, construction loans totaled $12.1 million, or 5.1% of the total loan portfolio.

     LETTERS OF CREDIT. Standby letters of credit are conditional commitments issued by the Bank to a third party on behalf of a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. The Bank evaluates each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate. At December 31, 2009, our obligations under standby letters of credit totaled $1.3 million.

     CONSUMER LOANS. The Bank originates consumer loans, including installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant.

     Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower's residential property. Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate. Home equity term loans are offered with terms of 5 to 15 years; home equity lines are repaid at 1/180th of the outstanding principal balance each month. The Bank generally requires a loan to value ratio in the range of 85% to 90% of the appraised value, including any outstanding prior mortgage balance. At December 31, 2009, home equity loans totaled $9.7 million or 4.1% of the total loan portfolio.

     The Bank makes a very limited number of unsecured installment loans, which includes unsecured revolving credit reserve accounts. As of December 31, 2009, installment loans totaled $117 thousand or 0.1% of the total loan portfolio.

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

     LOAN COMMITMENTS. When a loan is approved, the Bank generally issues a written commitment to the loan applicant. The commitment indicates the loan approval terms and is generally valid for a period of up to 45 days. Most of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 2009, the Bank had approximately $45.7 million in loan commitments outstanding.

     LOANS TO ONE BORROWER. Under New Jersey banking law, the Bank is generally subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2009, this loan to one borrower limit was approximately $4.3 million. This loans-to-one-borrower limit may be increased by an additional 10% of adjusted capital funds, which at December 31, 2009 was approximately $2.9 million, if collateralized by readily marketable collateral, as defined by regulation. At December 31, 2009, there were no loans outstanding or committed to any borrower which individually or in the aggregate exceeded the applicable limits.

NON-PERFORMING AND PROBLEM ASSETS

     LOAN DELINQUENCIES. The Bank's collection procedures generally provide that after a loan is 15 days past due a late charge is added. The borrower is contacted by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues to be delinquent for 90 days or more, the Bank usually initiates legal proceedings unless other repayment arrangements are made. Each delinquent loan is reviewed on a case-by-case basis in accordance with the Bank's lending policy.

     Delinquent loans 90 days or more past due at December 31, 2009, consisted of ten loan relationships totaling $9.2 million as compared to three loan relationships totaling $2.4 million at December 31, 2008. The delinquent loan relationships as of December 31, 2009 and 2008, were considered well collateralized and were in the process of collection.

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

     Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2009 the Bank had $8.1 million in non-accrual loans as compared to none at December 31, 2008. At December 31, 2009, the Bank had seven impaired loan relationships totaling $8.1 million in which $6.4 million was sufficiently collateralized and a specific reserve of $1.8 million has been recorded for the remaining balance. The average balance of impaired loans totaled $8.2 million for 2009 as compared to $2.4 million for 2008, and interest income recorded on impaired loans during the year ended December 31, 2009 totaled $32 thousand as compared to $69 thousand for December 31, 2008.

     CLASSIFIED ASSETS. Federal regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss."

     An asset is considered "substandard" if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses which can jeopardize the timely payment of the loan.

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

     At December 31, 2009 the Bank had eight loans totaling $7.9 million classified as substandard constituting 3.3 % of the Bank's loan portfolio, compared to two loans totaling $261 thousand classified as substandard at December 31, 2008, representing 0.1% of the Bank's then current loan portfolio. The Bank had two loans classified as doubtful totaling $380 thousand at December 31, 2009 as compared to $0 at December 31, 2008.

     FORECLOSED REAL ESTATE. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2009 the Company no real estate owned as compared to one property with a carrying value $281 thousand at December 31, 2008. The change reflects a sale of the property which occurred in December of 2009 on which the Company recorded a $ 7 thousand gain on sale.

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

     INVESTMENT SECURITIES ACTIVITIES

     The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income and provide acceptable limits of safety and liquidity. At December 31, 2009, the Bank's investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) state and municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

     The Bank invests in securities based on their investment grade. The investment portfolio predominantly consists of securities issued or guaranteed by the United States Government and its agencies. In accordance with ASC Topic 320-10-65-1,the Bank classifies its investment securities at the time of purchase as either "trading," "available for sale" ("AFS") or "held to maturity" ("HTM"). To date, management has not purchased any securities for trading purposes. Management classifies most securities as HTM, and to a lesser extent, AFS. AFS securities are carried at fair value in the statements of financial condition with an adjustment to equity, for changes in the fair value of securities, net of tax. The adjustment to equity, net of tax, is presented in the caption "Accumulated other comprehensive loss."

     At December 31, 2009, the Bank held an HTM investment portfolio with an amortized cost of $48.1 million, or 15.7% of total assets, with an estimated fair market value of $47.3 million. The Bank had no AFS investments as of December 31, 2009.

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

     BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes. However, should the need arise, the Bank has access to unsecured, overnight lines of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank. This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds. At December 31, 2009 and 2008, the Bank had no balances outstanding against this line of credit.

     The Bank also has an available credit line under the Overnight Repricing Advance Program with the Federal Home Loan Bank ("FHLB") in the aggregate amount of $ 55.7 million. At December 31, 2009, the Bank had advances outstanding with the FHLB in the amount of approximately $29.9 million at a weighted average interest rate of 2.03%. At December 31, 2009 and 2008, the Bank had no advances outstanding against the credit line under the Overnight Repricing Advance Program. At December 31, 2009, the Bank was eligible to borrow an additional $
25.8 million.

     The Bank's membership in the FHLB also provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

     On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30th or October 31st through the maturity date.

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. The Company has an outstanding balance on the line of credit of $4.7 million under the loan and has contributed $4.4 million as additional capital to the Bank.

PERSONNEL

     At March 16, 2010, the Bank had 55 full-time and 9 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

BANK REGULATION

     GENERAL. As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the NJDOBI. As an FDIC-insured institution, the Bank is subject to the regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the NJDOBI affect virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

     INSURANCE OF DEPOSITS. During the third quarter of 2008, Congress instituted the Emergency Economic Stabilization Act (the "Act") to address the dysfunctional credit markets. Among other things, the Act authorized a temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account. The FDIC also implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC. The unlimited insurance coverage for noninterest bearing transactional accounts will expire on June 30, 2010 for those institutions that have elected not to opt out of the program and which pay an additional assessment. The Bank elected not to opt out of this program, and is paying the required assessment. The increased deposit insurance will expire on December 31, 2013, and the prior limits, described below, will go back into effect.

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

     The FDIC has significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009. As increased, the adjusted base assessment rates will range from 12 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment of between 15 and 25 basis points of the amount of deposits in excess of $250,000 commencing on January 1, 2010 The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009. The 5 basis point assessment resulted in a charge to the Bank of approximately $138 thousand. The FDIC has also required insured depository institutions to pre-pay deposit insurance premiums through the fourth quarter 2012 in 2009. Those payments totaled $1.5 million, and as of December 31, 2009, $1.4 million was recognized in prepaid expenses, which has been recorded with "Other Assets" in the Statement of Financial Condition. The proposal also calls for premium assessments to increase by three basis points in 2011. These additional costs will adversely affect our results of operations.

     DIVIDENDS. Under the New Jersey Banking Act of 1948, as amended, a bank may declare and pay dividends only if (I) after payment of the dividend the capital stock of the bank will be unimpaired, and (II) either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. The Federal Deposit Insurance Act generally prohibits the payment of dividends by an insured bank if, after making the distribution, the bank would be undercapitalized or if the bank is in default of any assessment to the FDIC. Additionally, either the NJDOBI or the FDIC may prohibit a bank from engaging in unsafe or unsound practices, and it is possible that under certain circumstances such entities could claim that a dividend payment constitutes an unsafe or unsound practice and therefore is prohibited.

     The Company has not paid a cash dividend on its common stock, and it will not likely pay a cash dividend on its common stock in the foreseeable future.

     The Company has declared a Preferred Stock Dividend payable on March 30, 2010, to shareholder's of record as of March 15, 2010, in the amount of $ 34 thousand.

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

     The Bank was in compliance with the applicable minimum capital requirements at December 31, 2009 and 2008. As of December 31, 2009, the Bank's management believes that the Bank was "well-capitalized" under applicable FDIC capital adequacy regulations.

     Additional information regarding the Bank's capital is referenced in Note 18, "Regulatory Matters," to Notes To Consolidated Financial Statements in the financial statements appearing in this Form 10-K.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by Federal regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the institution's primary Federal regulator to assess an institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the institution's primary Federal regulator provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to approve branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. On December 4, 2007, the last examination date, the Bank received a CRA rating of satisfactory.

     INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), among other things, permits bank holding companies to acquire banks in any state. A bank may also merge with a bank in another. Interstate acquisitions and mergers are subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

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

     On October 8, 2008, the Emergency Economic Stabilization Act (the "EESA") was signed into law. On October 14, 2008, the United States Treasury (the "UST") announced its Troubled Assets Relief Program ("TARP") Capital Purchase Program ("CPP"). Under the CPP, the UST purchased shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions issued to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST's preferred stock investment. The Company applied for participation in the CPP. However, the Company's Board of Director's elected not to participate in the CPP due to a number of factors, including the changed public perception of the CPP and changes to the terms of the CPP.

     On February 16, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was adopted. Among other things, the ARRA amended various provisions of the EESA to, among other things, substantially restrict executive compensation for those entities that participate in the CPP, including those institutions that participated prior to the adoption of the ARRA, impose more stringent reporting requirements on such institutions and require such institutions to permit their shareholders to have a non-binding, advisory vote on executive compensation.

ITEM 1-A - RISK FACTORS

     Potential investors in the Company should carefully consider the following risk factors prior to making any investment decisions regarding the Company's securities.

     OUR NON-PERFORMING ASSETS HAVE SUBSTANTIALLY INCREASED DURING 2009, AND THIS HAS AFFECTED OUR RESULTS OF OPERATIONS.

     At December 31, 2009 our non-performing assets have increased to $8.1 million, or 2.6% of our total assets. At December 31, 2008, we had $281 thousand in other real estate owned and no non-accrual loans. The change in our non-performing assets reflected seven (7) non-accrual loan relationships totaling $8.1 million which contributed to an increase of $2.3 million in the provision for loan losses for the year ended December 31, 2009 from $221 thousand for the year ended December 31 2008. The increase in non-performing assets reflects the general economic slowdown in our marketplace and its effect on certain borrowers. These non-accrual loan relationships have negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. There is always the risk of an increase in non-performing assets therefore we can give no assurance that our non-performing assets will not increase further.

     WE HAVE INCURRED LOSSES DURING THE PAST TWO YEARS.

     We have operated at a loss for the past two years. For the year ended December 31, 2008, we lost $87 thousand or $0.05 per share. In 2009, our loss increased to $565 thousand, or $0.33 per share. Although we do not expect a number of the factors that contributed to our increased losses in 2009, to recur, such as FDIC special assessment, we can give you no assurances that we will return to profitable operation, or, that we do retain profitability, we will be able to consistently sustain profitability.

     OUR FDIC DEPOSIT INSURANCE PREMIUMS HAVE INCREASED AND MAY CONTINUE TO INCREASE, SUBSTANTIALLY INCREASING OUR NON-INTEREST EXPENSE.

During 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures. In 2008, we paid $201 thousand in deposit insurance assessments, and in 2009 this increased to $528 thousand. Premium assessment rates in the first quarter of 2009 ranged from 5 to 43 basis points. The FDIC announced an increased assessment, which went into effect for the second quarter of 2009, which raised insurance premiums for the healthiest banks by 7 basis points, with the new assessments ranging from 12 to 77.5 basis points. Banks like the Bank that have opted to remain eligible for the FDIC's increased insurance program for non-interest bearing deposit must also pay an assessment of 15-25 basis points of the amount of non-interest bearing deposits in excess of $250 thousand. The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009. This special assessment resulted in additional premiums of $138 thousand.

Finally in December 2009, the FDIC required all insured depository institutions to prepay premiums for the fourth quarter 2009 through the fourth quarter 2012. This totaled $1.5 million for the Bank, and was paid in December 2009. The Bank recorded this assessment as a prepaid expense and will amortize this amount over the above mentioned period. As of December 31, 2009, the Bank had a $1.4 million in prepaid expenses related to this assessment which has been recorded within "Other Assets" in the Statement of Financial Condition.

     THE NATIONWIDE RECESSION MAY ADVERSELY AFFECT OUR BUSINESS BY REDUCING REAL ESTATE VALUES IN OUR TRADE AREA AND STRESSING THE ABILITY OF OUR CUSTOMERS TO REPAY THEIR LOANS.

Our trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

     OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO EFFECTIVELY MANAGE OUR FUTURE GROWTH.

         The Bank opened an additional branch in April 2009. This new branch placed an additional burden on the Bank's management and systems, including data processing systems and internal controls. The Bank's continued growth and profitability depend on the ability of its officers and key employees to manage such growth effectively, to attract and retain skilled employees and to maintain adequate internal controls. Accordingly, there can be no assurance that the Bank will be successful in managing its expansion, and the failure to do so would adversely affect its financial condition and results of operations.

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

     There is no established and liquid trading market for our common stock. Although our common stock is approved for quotation on the OTC Bulletin Board, an electronic inter-dealer trading market, trading in our common stock is limited, sporadic and volatile. This means that there is limited liquidity for our common stock, which may make it difficult for investors to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.

     THE COMPANY OPERATES IN A COMPETITIVE MARKET WHICH COULD CONSTRAIN ITS FUTURE GROWTH AND PROFITABILITY.

     The Bank operates in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in the Bank's market area offer services which the Bank does not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. If the Bank is not able to attract new deposit and lending customers, its future growth and profitability will be adversely impacted.

     WE REALIZE INCOME PRIMARILY FROM THE DIFFERENCE BETWEEN INTEREST EARNED ON LOANS AND INVESTMENTS AND INTEREST PAID ON DEPOSITS AND BORROWINGS, AND CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY AND ASSETS.

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

     AS A PUBLIC COMPANY, OUR BUSINESS IS SUBJECT TO NUMEROUS REPORTING REQUIREMENTS THAT ARE CURRENTLY EVOLVING AND COULD SUBSTANTIALLY INCREASE OUR OPERATING EXPENSES AND DIVERT MANAGEMENT'S ATTENTION FROM THE OPERATION OF OUR BUSINESS.

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

     FUTURE GOVERNMENTAL REGULATION AND LEGISLATION COULD NEGATIVELY AFFECT OUR FUTURE RESULTS OF OPERATION.

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

ITEM 2. DESCRIPTION OF PROPERTY

     (A) PROPERTIES.

     CORPORATE HEADQUARTERS. On October 11, 2007, the Bank entered into a Lease with 6000 Midlantic Drive Associates, L.L.C. for the lease of approximately 8,121 rentable square feet of office space located at 6000 Midlantic Drive in Mount Laurel, New Jersey. This office serves as the corporate headquarters, but does not include a banking facility. The term of the lease is ten (10) years beginning on February 1, 2008 and expiring on January 31, 2018. The base monthly rent is initially set at $10,828 per month, and increases incrementally to $12,182 per month over the ten (10) year term. The Bank must also pay additional rent in the form of its pro rata share of taxes and operating costs for the building in which the offices are located, which are currently $7,607 per month. Upon expiration of the initial ten (10) year term, the Bank may choose to extend the lease for up to two more five (5) year terms at base monthly rental rates of $12,858 per month for the first option term and $13,535 per month for the second option term.

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

     BURLINGTON, NJ BRANCH. The Bank moved into its current Burlington City branch office, located on 353 High Street in Burlington City in February 2008. The branch office includes approximately 1,800 square feet of rentable area and is being leased pursuant to a Lease Agreement, dated October 10, 2007. The lease is for an initial term of one hundred twenty (120) months commencing February 2008. The monthly rental rate is initially set at $3,800 per month, and increases incrementally over the one hundred twenty (120) month lease term to a maximum of $4,218 per month. At the end of the initial term, the Bank may extend the lease for up to an additional three terms of one hundred twenty (120) months each, at rental rates ranging from $4,682 to $7,889 per month.

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

     MOORESTOWN, NJ MAIN STREET BRANCH . In November 2006, the Bank acquired a site in Moorestown, New Jersey for a purchase price of $445,000, where the Bank built and now operates a full service branch. The new branch located at 253 West Main Street in Moorestown, is a stand-alone- facility opened in June 2008. The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine and a night depository.

     MOUNT LAUREL, NJ BRANCH . In April 2009, the Bank opened a mini branch in its headquarters located at 6000 Midlantic Drive in Mount Laurel New Jersey. The branch includes a teller platform and an automated teller machine. The Company pays rent at $190 per month and also incurs office operating expenses of $277 per month.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "CFIC". There are currently eight market makers for the Company's stock including: Automated Trading Desk Financial Services, LLC; Boenning & Scattergood, Inc.; Janney Montgomery Scott LLC; RBC Capital Markets Corporation; Monroe Securities, Inc.; Knight Equity Markets, L.P.; Pershing, LLC; and Stifel, Nicholas & Company, Incorporated.

     The following sets forth the high and low bid prices of the common stock on the OTC Bulletin Board for each of the quarters outlined below:

                                    2009                                  2008
                     -----------------------------------    -----------------------------------
                           HIGH                LOW                HIGH                LOW
                     ---------------     ---------------    ---------------    ----------------
First Quarter             $7.00               $4.00              $8.51              $6.84
Second Quarter            $5.00               $3.10              $8.45              $6.60
Third Quarter             $6.00               $5.00              $7.50              $6.25
Fourth Quarter            $5.00               $3.75              $7.55              $6.55


     The quotations reflect inter-dealer bids, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 2, 2010 there were approximately 426 shareholders of record of the Company's common stock, according to information provided by the Company's transfer agent. The Company has not paid cash dividends in the past two years.

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


     The Plan was adopted by a two-thirds majority of the Bank's shareholders on October 28, 2008. The holding company reorganization was consummated as of the close of business on January 30, 2009. As such, the Company did not have any operations in 2008 other than obtaining approval for the Holding Company. Therefore, the financial statements and all other operating information contained in this annual report on Form 10-K for the year ending December 31, 2008 are of the Bank on a stand alone basis.

     The Bank engages in the business of commercial banking, primarily within a geographic market area centered around its Corporate Headquarters located at 6000 Midlantic Drive, Suite 120S, Mount Laurel, New Jersey and its branch locations at 170 Himmelein Road, Medford, New Jersey, 353 High Street, Burlington City, New Jersey, 1405 Route 70 East, Cherry Hill, New Jersey, 133 Route 73, Voorhees, New Jersey ,253 West Main Street, Moorestown, New Jersey and 6000 Midlantic Drive, Suite 90, Mount Laurel, New Jersey. The Bank operates as an independent community bank offering a broad range of deposit and loan products and services to the general public, and in particular, to small businesses, local professionals and individuals residing and working in the Bank's market area.

     We have adopted a strategy of continued growth. At December 31, we had total assets of $306.1 million, total deposits of $249.5 million and total loans, net of $235.0 million compared to total assets of $247.5 million, total deposits of $202.0 million and total loans, net of $193.0 million at December 31, 2008. Our growth reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customer's needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

     The following discussion focuses on the major components of the Company's operations and presents an overview of the significant changes in the results of operations and financial condition. This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

OPERATING RESULTS

     The Company recorded a net loss of $565 thousand or $0.33 per share for the year ended December 31, 2009, compared to a net loss of $87 thousand or $0.05 per share for the year ended December 31, 2008. The change in our results of operations in 2009 reflects an increase of $2.1 million in net interest income, offset by increases of $2.3 million in the provision for loan losses, $327 thousand in special assessment and regular FDIC insurance premium expense and $407 thousand in salary and benefit costs, net occupancy costs and other non-interest expenses incurred in connection with the Bank's expansion including costs relating to the Bank's Moorestown Main Street Branch office which opened in June 2008. Net income for the fourth quarter of 2009 increased by $ 422 thousand over earnings in the prior year's fourth quarter, to $460 thousand, or $0.25 per diluted share, as compared to net income of $ 38 thousand, or $0.02 per diluted share for the same period in 2008 and net income of $269 thousand or $0.15 per diluted share, for the third quarter of 2009.

NET INTEREST INCOME/MARGINS

     Net interest income is the difference between interest earned on loans and investments and interest incurred on deposits and borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest-earning assets and interest-bearing liabilities outstanding. Net interest income is the principal source of income for the Bank. Net interest income for the year ended December 31, 2009 was $9.0 million compared to $6.9 million for the year ended December 31, 2008. The increase in net interest income for the year 2009 is directly related to the $59.4 million or 28.7% increase in average interest-earning assets as compared to 2008. The increase in average interest-earning assets during 2009 as compared to 2008 was attributable to $54.1 million or 32.1% growth in average loans, coupled with an increase of $5.3 million or 13.8% in average investment securities. As a result of these increases in interest earning assets, our total interest income increased by $2.4 million or 18.9% to $14.8 million for 2009 from $12.5 million for 2008. Average interest bearing deposits increased in 2009 by $52.7 million and average borrowed funds increased by $993 thousand over 2008 levels, increasing total interest expense by $284 thousand or 5.1% to $5.9 million for 2009 from $5.6 million for 2008. The yield on average interest-earning assets decreased by 46 basis points to 5.56% for 2009, compared to 6.02% for 2008, and the cost of interest-bearing liabilities decreased by 55 basis points to 2.45% in 2009, compared to 3.00% in 2008, and was directly responsible for the 4 basis point increase to the Bank's net interest margin between 2009 and 2008. The net interest margin for 2009 was 3.36% compared to 3.32% for 2008. The net interest margin for the three month period ended December 31, 2009 was 3.92% compared to 3.33% for the three month period ended December 31, 2008, 3.49% for the three month period ended September 30, 2009, 3.27% for the three month period ended June 30, 2009, and 3.10% for the three month period ended March 31, 2009. The net interest margin improvement experienced during 2009 was caused by a favorable and competitive interest rate environment, which compelled the Bank to price loans and deposits as such to remain competitive within the Bank's primary market area.

The following table indicates the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the Bank for the years ended December 31, 2009, 2008 and 2007.

                                                 2009                              2008                            2007
                                      ----------------------------      ----------------------------   -----------------------------
(dollars in thousands)
                                                           AVERAGE                           AVERAGE                        AVERAGE
                                      AVERAGE               YIELD/      AVERAGE               YIELD/   AVERAGE               YIELD/
                                      BALANCE   INTEREST     COST       BALANCE    INTEREST    COST    BALANCE   INTEREST     COST
                                      ------    --------   -------      -------    --------   ------   -------   --------   --------
Assets
Loans:
 Commercial                          $ 77,925  $  4,167      5.35%     $ 44,536    $  2,699    6.06%   $ 28,046  $  2,197      7.83%
 Commercial mortgage                  114,649     7,131      6.22        93,215       6,074    6.52      74,929     5,336      7.12
 Mortgage                              20,024     1,082      5.40        20,795       1,293    6.22      22,063     1,383      6.27
 Consumer                              10,193       462      4.53        10,145         523    5.16       8,588       608      7.08
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
  Total loans                         222,791    12,842      5.76       168,691      10,589    6.28     133,626     9,524      7.13
Investments:
 Federal funds sold                     2,479         7       .27         4,874         108    2.22       2,281       113      4.95
 Securities available for sale              -         -      0.00         2,329         113    4.86       6,178       263      4.26
 Securities held to maturity           41,610     1,991      4.79        31,540       1,670    5.29      33,745     1,548      4.59
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
  Total investments                    44,089     1,998      4.53        38,743       1,891    4.88      42,204     1,924      4.56
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
   Total interest-earning assets      266,880    14,840      5.56%      207,434      12,480    6.02%    175,830    11,448      6.51%
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
Allowance for loan losses              (2,408)                           (1,208)                        (1,066)
Cash and due from banks                 5,038                             4,883                          4,412
Fixed assets (net)                      8,101                             8,007                          6,941
REO                                       209                               369                            351
Other assets                            8,842                             7,564                          5,395
                                      -------                          --------                       --------
  Total Assets                       $286,662                          $227,049                       $191,863
                                     ========                          ========                       ========
Liabilities and Shareholders' Equity
Deposits:
  Interest-bearing demand            $ 18,001   $   132       .73%     $  18,24    $    211    1.16%   $ 21,071  $    581      2.76%
  Money market deposits                77,317     1,281      1.66        59,754       1,481    2.48      31,289     1,092      3.49
  Statement savings                     3,306        27       .83         4,248          57    1.35       5,055       164      3.24
  Certificates of deposit             107,731     3,259      3.02        71,391       2,757    3.86      79,480     3,937      4.95
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
  Total interest-bearing deposits     206,355     4,699      2.28       153,638       4,506    2.93     136,895     5,774      4.22
Borrowed funds                         33,618     1,174      3.49        32,625       1,083    3.32      13,465       648      4.81
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
 Total interest-bearing liabilities   239,973     5,873      2.45       186,263       5,589    3.00     150,360     6,422      4.27
                                     --------   -------    ------      --------     -------  ------    --------   -------    ------
Non-interest bearing deposits          26,315                            24,742                         25,454
Other liabilities                       1,129                               603                            568
Shareholders' equity                   19,245                            15,441                         15,481
                                     --------                           -------                        -------
  Total Liabilities and
   Shareholders' Equity              $286,662                          $227,049                       $191,863
                                     ========                          ========                       ========
Net interest income                               8,967                               6,891                         5,026
                                                 ======                              ======                        ======
Interest rate spread (1)                                     3.11%                             3.02%                           2.24%
                                                           ======                            ======                          ======
Net interest margin (2)                                      3.36%                             3.32%                           2.86%
                                                           ======                            ======                          ======
Ratio of average interest-earning
assets to interest-bearing
liabilities                                                111.21%                           111.37%                         116.94%
                                                           ======                            ======                          ======

Return on average assets                                    -0.14%                            -0.03%                          -0.05%
                                                           ======                            ======                          ======
Return on average equity                                    -2.15%                            -0.44%                          -0.57%
                                                           ======                            ======                          ======

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

     As shown below, the increase in net interest income was due to volume increases in earning assets, which were funded by deposit growth.

                                            ------------------------------------------
                                                YEAR ENDED DECEMBER 31, 2009 VS.
                                                  YEAR ENDED DECEMBER 31, 2008
                                            ------------------------------------------
                                                                             TOTAL
                                                                            INCREASE
(dollars in thousands)                        VOLUME            RATE       (DECREASE)
                                             --------         --------     ----------
Interest income:
  Commercial                                 $  1,785         $  (317)     $   1,468
  Commercial Mortgage                           1,333            (276)         1,057
  Mortgage                                        (42)           (170)          (212)
  Consumer                                          2             (63)           (61)
  Federal funds sold                               (7)            (94)          (101)
  Investment securities available for
  sale                                              -            (112)          (112)
  Investment securities held to maturity          482            (161)           321
                                             --------         -------       --------
     Total interest-earning assets              3,553          (1,193)         2,360

Interest expense:
  Interest-bearing demand                          (2)            (77)           (79)
  Money market                                    291            (491)          (200)
  Statement savings                                (8)            (22)           (30)
  Certificates of deposit                       1,099            (597)           502
  Borrowings                                       35              56             91
                                             --------         -------       --------
     Total interest-bearing liabilities         1,415          (1,131)           284
                                             --------         -------       --------
Net change in net interest income            $  2,138         $   (62)      $  2,076
                                             ========         =======       ========

PROVISION FOR LOAN LOSSES

     We recorded a provision for loan losses for year ended December 31, 2009 of $2.5 million of which $1.8 million was related to four specific loan relationships, compared to a provision of $221 thousand for the same period in 2008. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the year ended December 31, 2009, management believes the credit quality of our loan portfolio remains strong during this turbulent time in the market. At December 31, 2009, our `allowance for loan losses represented 1.44% of total loans outstanding and 42.1% of non-performing loans.

NON-INTEREST INCOME

     Non-interest income, which is comprised principally of service charges on deposit accounts, ATM fees, origination fees from residential mortgage loans sold, bank owned life insurance income and other miscellaneous fee income, was $611 thousand for the year ended December 31, 2009 compared to $419 thousand for the year ended December 31, 2008. The increase in non-interest income during 2009 is the result of increases of $10 thousand in bank owned life insurance income, $109 thousand in service charges on deposit accounts, $22 thousand in origination fees on residential mortgage loans sold and $101 thousand on gain on sale of SBA loans, offset by a $57 thousand decrease in gain on sale of fixed assets related to the sale of the Bank's Burlington Branch office in March 2008.

NON-INTEREST EXPENSE

     Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy, advertising, data processing, professional services and other operating costs, increased by $734 thousand to $8.1 million for the year ended December 31, 2009 as compared to $7.3 million for the year ended December 31, 2008. This increase was primarily the result of $327 thousand in increased special assessment and regular FDIC premium expense and $407 thousand in increased salary and benefit costs attributable to staff expansion to sustain the Bank's continued growth, net occupancy costs, and other non-interest expenses incurred in connection with the Bank's expansion coupled with the operational costs relating to the Bank's Main Street office which opened in June 2008.

INCOME TAXES

     The Company recorded an income tax benefit of $461 thousand for the year ended December 31, 2009, compared to an income tax benefit of $164 thousand for the year ended December 31, 2008. The change in income tax benefit in 2009 is primarily the result of a higher pretax loss as well as increased tax exempt income from Bank Owned Life Insurance for December 31, 2009 compared to December 31, 2008.

FINANCIAL CONDITION

     Total assets at December 31, 2009 were $306.1 million, an increase of $58.6 million or 23.7% over total assets at December 31, 2008. This change was due to increases in loans receivable, net of allowance for loan losses, of $42.0 million; investments held to maturity of $19.7 million; bank owned life insurance of $173 thousand; Federal Home Loan Bank of New York ("FHLB") stock of $195 thousand; deferred taxes of $692 thousand and accrued interest receivable and other assets in the aggregate amount of $1.4 million. These increases were partially offset by decreases in cash and cash equivalents of $4.6 million, premises and equipment of $598 thousand and other real estate owned of $281 thousand.

     Total shareholders' equity at December 31, 2009 amounted to $17.8 million, an increase of $2.4 million or 15.8% over December 31, 2008. The increase in shareholders equity is attributable to the issuance of $1.1 million in common stock in June 2009 and the issuance of $1.9 million in preferred stock in December 2009, partially offset by a net loss of $565 thousand.

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

     Loans receivable at December 31, 2009 reached $238.4 million, an increase of $44.3 million or 22.8% from December 31, 2008. This increase was attributable to increases in commercial loans of $31.1 million and commercial real estate loans of $14.6 million, partially offset by decreases in construction loans of $219 thousand, loans to consumers of $846 thousand and residential real estate loans of $209 thousand. The increases in loans receivable are primarily related to the competitive pricing of the Bank's loan products along with the continued development of relationships with local small businesses, which management believes are attracted to the Bank by the high level of individualized service provided by the Bank through its growing team of lenders.

     The following table sets forth-selected data relating to the composition of the Bank's loan portfolio, net of deferred loan fees, at the dates indicated.

(dollars in thousands)             2009               2008               2007                2006                2005
                             ----------------  -----------------  ------------------  -------------------  ----------------
TYPE OF LOANS:               AMOUNT   PERCENT  AMOUNT    PERCENT  AMOUNT     PERCENT  AMOUNT      PERCENT  AMOUNT   PERCENT
-------------
Commercial                  $91,679    38.5%   $60,669    31.3%   $31,417     21.5%   $27,581      23.5%   $22,791    24.7%
Real Estate, Commercial     105,605    44.3%    91,036    46.9%    73,863     50.6%    53,856      45.9%    44,125    47.9%
Real Estate, Residential     19,122     8.0%    19,326    10.0%    21,303     14.6%    15,068      12.8%     7,621     8.3%
Construction                 12,093     5.1%    12,309     6.3%    10,864      7.4%    11,783      10.0%     9,074     9.8%
Consumer                      9,925     4.1%    10,764     5.5%     8,594      5.9%     9,044       7.7%     8,549     9.3%
                           --------   -----   --------   -----   --------    -----   --------     -----    -------   ------
Total                      $238,424   100.0%  $194,104   100.0%  $146,041    100.0%  $117,332     100.0%   $92,160   100.0%
                           ========   =====   ========   =====   ========    =====   ========     =====    =======   ======

     See Note 5 to Consolidated Notes to Financial Statements for additional information regarding loans.

     The following table sets forth the contractual maturity of the Bank's loan portfolio, net of deferred loan fees, at December 31, 2009. The table does not include prepayments or scheduled principal repayments.

                                    ONE YEAR OR       ONE - FIVE         OVER FIVE
(dollars in thousands)                 LESS             YEARS              YEARS           TOTAL
                                    -----------       ---------          ---------       ---------
Commercial                           $ 18,721         $  36,776          $  36,182       $  91,679
Real Estate Commercial                 14,951            35,169             55,485         105,605
Real Estate Residential                 1,170               910             17,042          19,122
Construction                           10,321             1,028                744          12,093
Consumer                                   68               562              9,295           9,925
                                     --------          --------          ---------        --------
  Total amount due                   $ 45,231         $  74,445          $ 118,748       $ 238,424
                                     ========         =========          =========       =========

     The following table sets forth loan maturities by interest rate type at December 31, 2009.

                                   MATURITIES         MATURITIES
                                   LESS THAN 1       GREATER THAN
(dollars in thousands)                YEAR              1 YEAR            TOTAL
                                   -----------       ------------       --------
Fixed Interest  Rate Loans           $14,728            $132,661        $147,389
Variable Rate Interest Loans          26,612              64,338          90,950
Overdrawn Accounts                        85                   -              85
                                     -------            --------        --------
                                     $41,425            $196,999        $238,424
                                     =======            ========        ========

     NON-PERFORMING ASSETS

     Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At December 31, 2009, the Bank had $8.1 million in non-accrual loans as compared to none at December 31, 2008. At December 31, 2009, the Bank had seven impaired loan relationships totaling $8.1 million of which $6.4 million was sufficiently collateralized and a specific reserve of $1.8 million has been recorded for the remaining balance. At December 31, 2008, the Bank had three impaired loan relationships totaling $2.4 million which were sufficiently collateralized and therefore no specific reserves have been recorded against them. The average balance of impaired loans totaled $8.2 million for 2009, interest income recorded on impaired loans during the year ended December 31, 2009 totaled $32 thousand.

     Included in the balance of the loans past due 90 days or more is a principal balance of $634 thousand dollars representing the Bank's participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Bank has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims. In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion that our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

     Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At December 31, 2009, the Bank had no real estate owned compared to $281 thousand in real estate owned at December 31, 2008. The change reflects the sale of real estate owned in December of 2009.

     The following table provides information regarding risk elements in the loan portfolio as of December 31, 2005 through 2009.


                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
(dollars in thousands)                                  2009          2008            2007             2006          2005
                                                    -----------    -----------    ------------     ------------   ------------
Loans past due 90 days or more and accruing
Commercial                                             $    -        $    -          $  357           $  718         $  336
Real Estate                                             2,399         2,375               7                -              -
Construction                                                -             -             607                -              -
Consumer                                                    -             -               -                -              -
                                                       ------        ------          ------           ------         ------
Total loans past due 90 days or more and
 accruing                                               2,399         2,375             971              718            336
                                                       ======        ======          ======           ======         ======


                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
(dollars in thousands)                                  2009          2008            2007             2006          2005
                                                    -----------    -----------    ------------     ------------   ------------
Non-performing assets:
Non-accrual loans:
Commercial                                             $5,123             -               -                -              -
Real Estate                                             3,020             -               -                -              -
Construction                                                -             -               -                -              -
Consumer                                                    -             -               -                -              -
                                                       ------        ------          ------           ------         ------
Total                                                   8,143             -               -                -              -
Restructured loans                                          -             -               -                -              -
                                                       ------        ------          ------           ------         ------
Total non-performing loans
                                                        8,143             -               -                -              -
Real estate owned                                           -           281             466                -              -
                                                       ------        ------          ------           ------         ------
Total non-performing assets                            $8,143        $  281          $  466           $    -         $    -
                                                       ======        ======          ======           ======         ======
Non-performing loans as a percentage of loans           3.41%         0.14%           0.32%            0.00%          0.00%
                                                       ======        ======          ======           ======         ======
Non-performing assets as a percentage of
loans and real estate owned                             3.41%         0.14%           0.32%            0.00%          0.00%
                                                       ======        ======          ======           ======         ======
Non-performing  assets  as  a  percentage  of
total assets                                            2.66%         0.11%           0.22%            0.00%          0.00%
                                                       ======        ======          ======           ======         ======


     ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. During 2009, the Bank further refined its loan loss assumptions by re-evaluating the average lives of the various components of its loan portfolio and adjusted them to reflect the current average life cycle attributes that the Bank had been experiencing. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to the findings of examinations performed by regulatory agencies.

     The following table sets forth information with respect to the Bank's allowance for losses on loans:

                                                   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(dollars in thousands)                                 2009           2008            2007            2006           2005
                                                   ------------   -----------     ------------    ------------   -------------
Balance at beginning of year                         $  1,133      $  1,050        $  1,050         $    948        $ 1,005
Provision:
Commercial                                              1,476           125               -                -            153
Real Estate                                               715            85               -                -           (15)
Construction                                                -             -               -                -            101
Consumer                                                  321           (9)               -                -              4
Unallocated                                                18            20               -                -              -
                                                     --------      --------        --------         --------        -------
   Total Provision                                      2,530           221               -                -            243
Charge-offs:
Commercial                                                231           138               -                -            311
Consumer                                                    -             -               -                -              4
                                                     --------      --------        --------         --------        -------
   Total Charge-offs                                      231           138               -                -            315
                                                     --------      --------        --------         --------        -------
Recoveries:
Commercial                                                  -             -               -              100             15
Consumer                                                    -             -               -                2              -
                                                     --------      --------        --------         --------        -------
   Total Recoveries                                         -             -               -              102             15
                                                     --------      --------        --------         --------        -------
Net charge-offs                                           231           138               -              102            300
                                                     ========      ========        ========         ========        =======
Balance at end of period                               $3,432        $1,133          $1,050           $1,050           $948
                                                     ========      ========        ========         ========        =======
Period-end loans outstanding                         $238,424      $194,104        $146,041         $117,332        $92,160
                                                     ========      ========        ========         ========        =======

Average loans outstanding                            $222,791      $168,691        $133,625         $104,650        $84,213
                                                     ========      ========        ========         ========        =======
Allowance as a percentage of period-end loans           1.44%         0.58%           0.72%            0.89%          1.03%
Net charge-offs as a percentage of average
  loans                                                 0.10%         0.08%              NA            0.01%          0.39%

     ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS

     The following table sets forth the allocation of the Bank's allowance for loan losses by loan category at the dates indicated. Although loss provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category:

                                                       AT DECEMBER 31,
                                ------------------------------------------------------------------
                                       2009                                     2008
                                -------------------------              ---------------------------
                                             PERCENT OF                                PERCENT OF
                                            LOANS IN EACH                            LOANS IN EACH
                                             CATEGORY TO                              CATEGORY TO
(dollars in thousands)          AMOUNT       TOTAL LOANS                AMOUNT        TOTAL LOANS
                                ------      -------------              -------       -------------
Commercial                      $1,724          38.5%                  $  492            31.3%
Real Estate Commercial           1,050          44.3                      336            46.9
Real Estate Residential            447           8.0                      126            10.0
Construction                       115           5.1                      101             6.3
Consumer                            96           4.1                       78             5.5
                                ------         -----                   ------           -----
   Total                        $3,432         100.0%                  $1,133           100.0%
                                ======         =====                   ======           ======


                                                       AT DECEMBER 31,
                                ------------------------------------------------------------------
                                       2009                                     2008
                                -------------------------              ---------------------------
                                             PERCENT OF                                PERCENT OF
                                            LOANS IN EACH                            LOANS IN EACH
                                             CATEGORY TO                              CATEGORY TO
(dollars in thousands)          AMOUNT       TOTAL LOANS                AMOUNT        TOTAL LOANS
                                ------      -------------              -------       -------------
Commercial                     $   460           21.5%                  $  441           23.5%
Real Estate Commercial             251           50.6                      294           45.9
Real Estate Residential            173           14.6                       90           12.8
Construction                       113            7.4                      177           10.1
Consumer                            53            5.9                       48           7.70
                                ------          -----                   ------          -----
   Total                        $1,050          100.0%                  $1,050          100.0%
                                ======          =====                   ======          =====


                                      AT DECEMBER 31,
                                  ----------------------
                                           2005
                                 -----------------------
                                             PERCENT OF
                                           LOANS IN EACH
                                            CATEGORY TO
(dollars in thousands)           AMOUNT     TOTAL LOANS
                                 ------    -------------
Commercial                        $474         24.7%
Real Estate Commercial             241         47.9
Real Estate Residential             24          8.3
Construction                       179          9.8
Consumer                            30          9.3
                                  ----        -----
      Total                       $948        100.0%
                                  ====        =====

INVESTMENT SECURITIES

     The investment portfolio predominantly consists of securities issued or guaranteed by the U.S. Government and its agencies. Management classifies investment securities at the time of purchase by one of three categories: trading, held to maturity and available for sale. To date, management has not purchased any securities for trading purposes. Management classifies most securities as held to maturity, and to a lesser extent, available for sale. As of December 31, 2009 there were no investments classified as available for sale.

     Investment securities held to maturity totaled $48.1 million at December 31, 2009, an increase of $19.7 million or 69.2% from December 31, 2008. The estimated fair value of the held to maturity investment portfolio was $47.3 million at December 31, 2009 and $28.5 million at December 31, 2008. The increase in investment securities reflects management's efforts to further diversify its growing balance sheet and to more prudently manage its capital base by investing in lower risk weighted assets.

     During 2009, held to maturity investment purchases totaled $58.1 million and were concentrated in U.S. Government agency securities and GNMA mortgage backed securities. The Bank did not purchase any available for sale securities during 2009. During this same period, the Bank received $38.4 million in investment repayments in U.S. Government agency and mortgage backed securities.

     The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated:

(dollars in thousands)                                  2009          2008           2007
                                                      -------       -------         -------
INVESTMENT SECURITIES HELD TO MATURITY
Government agency obligations                         $39,019       $26,653         $33,915
Mortgage backed securities                              9,040         1,745           2,412
                                                      -------       -------          ------
Total investment securities held to maturity          $48,059       $28,398         $36,327
                                                      =======       =======         =======
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Government agency obligations                         $     -       $     -          $2,984
                                                      -------       -------          ------
Total  investment  securities  available  for         $     -       $     -          $2,984
                                                      =======       =======         =======


     INVESTMENT PORTFOLIO MATURITIES

     The following table sets forth information regarding the carrying values, estimated fair values, and weighted average yields for the Bank's investment securities portfolio at December 31, 2009 by contractual maturity.

     The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments on securities with call provisions.


                                         UNDER         1 - 5        5 - 10          OVER 10
(dollars in thousands)                  1 YEAR         YEARS         YEARS           YEARS           TOTAL
                                        ------         -----        ------          -------         ------
INVESTMENT SECURITIES HELD TO
MATURITY
U.S. government agency obligations:
   Carrying value                       $    -          $   -       $18,750         $20,269         $39,019
   Weighted average yield                    -%             -%         4.25%           4.57%           4.42%
Mortgage backed securities:
   Carrying value                            -              -            -            9,040            9,040
   Weighted average yield                    -              -            -             4.70%           4.70%
                                        ------          -----       -------          -------         -------
Total carrying value                    $    -          $   -       $18,750          $29,309         $48,059
                                        ======          =====       =======          =======         =======
Total fair value                        $    -          $   -       $18,471          $28,823         $47,294
                                        ======          =====       =======          =======         =======
Weighted average yield                      -%              -%        4.25%            4.61%           4.47%
                                        ======          =====       =======          =======         =======

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

     Total deposits at December 31, 2009 were $249.5 million, an increase of $47.5 million or 23.5% from December 31, 2008. This increase in deposits occurred in interest bearing deposits ($9.7 million increase) in certificates of deposit ($21.5 million increase) in non-interest bearing deposits ($16.3 million increase). The change in deposits was primarily related to the competitive pricing of the Bank's deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by the Bank's team of retail branch managers, which together fostered growth in deposits.

     The following table sets forth the distribution of the Bank's average balance of deposit accounts for the years ended December 31, 2009, 2008 and 2007 and the weighted average cost for each category of deposit.


                                        2009                                  2008                                2007
                          ---------------------------------   --------------------------------    --------------------------------
                                      PERCENT                              PERCENT
                                        OF       WEIGHTED                    OF       WEIGHTED                 PERCENT     WEIGHTED
                          AVERAGE      TOTAL      AVERAGE     AVERAGE       TOTAL      AVERAGE     AVERAGE     OF TOTAL    AVERAGE
(dollars in thousands)    BALANCE     DEPOSITS     COST       BALANCE     DEPOSITS      COST       BALANCE     DEPOSITS      COST
                         --------     --------   ---------    --------    --------    --------    --------    ---------   ---------
Checking                 $ 44,316       19.0%       0.29%    $ 42,987       24.1%       0.48%     $ 46,525       28.7%      1.24%
Money market deposit       77,317       33.2        1.66       59,754       33.5        2.48        31,289       19.3       3.49
Statement savings           3,306        1.4        0.83        4,248        2.4        1 35         5,055        3.0       3.24
Certificates of deposit   107,731       46.4        3.02       71,391      40.00        3 86        79,480       49.0       4.95
                          -------      -----        ----     --------      -----        ----      --------      -----       ----
   Total deposits        $232,670      100.0%       2.01%    $178,380      100.0%       2.52%     $162,349      100.0%      3.55%
                         ========      =====        ====     ========      =====        ====      ========      =====       ====

     The following table indicates the amount of the Bank's certificates of deposit of $100 thousand or more by time remaining until maturity as of December 31, 2009 and 2008.

                                         2009                     2008
                                    CERTIFICATES OF          CERTIFICATES OF
(dollars in thousands)                  DEPOSIT                  DEPOSIT
                                   ---------------          ---------------
MATURITY PERIOD
Within three months                     $ 8,138                  $ 6,483
Three through six months                 10,456                    5,285
Six through twelve months                10,335                   16,818
Over twelve months                       14,652                    4,499
                                        -------                  -------
                                        $43,581                  $33,085
                                        =======                  =======

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

     At December 31, 2009, the Bank had borrowings in the form of advances with the FHLB in the amount of $29.9 million, an increase of $3.6 million from December 31, 2008. The weighted average interest rate on borrowings from FHLB was 2.03% at December 31, 2009 compared to 3.62% at December 31, 2008. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on the Bank's residential mortgage loan portfolio and securities held in safekeeping with FHLB.

     The following table sets forth the contractual maturity and the weighted average interest rate of the Bank's borrowings at December 31, 2009:


                                   UNDER          1 - 5           5 - 10          OVER 10
(dollars in thousands)            1 YEAR          YEARS           YEARS            YEARS      TOTAL
                                  ------          -----           ------         -------     -------
Advances from the FHLB            $19,883        $10,000          $   -          $   -        $29,883
Weighted average interest rate       2.25%          1.60%             -%             -%          2.03%

     On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30th or October 31st through the maturity date.

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in an amount up to $5.0 million. The Company has an outstanding balance on the line of credit of $4.7 million under the loan and has contributed $4.4 million as additional capital to the Bank.

INTEREST RATE RISK

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages the Bank's interest rate exposure using gap analysis and interest rate simulation models.

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

     The Bank also uses a computer-based simulation model to assess the impact of changes in interest rates on net interest income. The model incorporates management's business plan assumptions and related asset and liability yields/costs, deposit sensitivity and the size, composition and maturity or repricing characteristics of the Bank's assets and liabilities. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Actual results may differ from simulated results due to the various factors described above.

     Gap analysis and interest rate simulation models require assumptions about certain categories of assets and deposits. For purposes of these analyses, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Interest-bearing demand deposits, statement savings and money market accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact net interest income if more expensive alternative sources of deposits are required to fund loan growth or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

     The following table sets forth the amount of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2009, which are expected to mature or reprice in each of the time periods shown:

                                                                                               NON-RATE
                                                                                               SENSITIVE
                                           ONE YEAR          ONE-FIVE          OVER             ASSETS/
(dollars in thousands)                     OR LESS            YEARS        FIVE YEARS         LIABILITIES           TOTAL
                                           --------          --------      -----------        -----------         ---------
INTEREST-EARNING ASSETS:
  Short term investments                   $      -          $      -         $      -          $      -          $       -
  Investment securities held to
  maturity                                        -                 -           48,059                 -            48,059
  Loans receivable                          107,755            75,250           55,419                 -           238,424
                                           --------          --------      -----------          --------          --------
  Total interest-earning assets             107,755            73,250          103,478                 -           286,483
                                           --------          --------      -----------          --------          --------
  NON-RATE SENSITIVE ASSETS:
   Other Assets                                   -                 -                -            19,661            19,661
                                           --------          --------      -----------          --------          --------
      Total assets                         $107,755          $ 75,250         $103,478          $ 19,661          $306,144
                                           ========          ========      ===========          ========          ========

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand                  $ 19,282          $      -         $      -          $      -          $ 19,282
  Statement savings                           3,430                 -                -                 -             3,430
  Money market                               76,420                 -                -                 -            76,420
  Certificates of deposit                    71,976            40,885                -                 -           112,861
  Subordinated Debt                           3,000                 -                -                 -             3,000
  Borrowings                                 19,883            14,672                -                 -            34,555
                                           --------          --------      -----------          --------          --------
    Total interest-bearing
    liabilities                             193,991            55,557                -                 -           249,548
                                           --------          --------      -----------          --------          --------
NON-RATE SENSITIVE LIABILITIES:
  Non-interest bearing deposits                   -                 -                -            37,500            37,500
  Other liabilities                               -                 -                -             1,283             1,283
  Capital                                         -                 -                -            17,813            17,813
                                           --------          --------      -----------          --------          --------
     Total liabilities and capital         $193,991          $ 55,557         $      -          $ 56,596          $306,144
                                           ========          ========      ===========          ========          ========
Period GAP                                 $(86,236)         $ 19,693         $103,478          $(36,935)
Cumulative interest-earning assets         $107,755          $183,005         $286,483
Cumulative interest-bearing
liabilities                                $193,991          $249,548         $249,548
Cumulative GAP                             $(86,236)         $(66,543)        $ 36,935
Cumulative RSA/RSL (1)                        55.55%             73.3%          114.80%


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

     In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, the Bank has access to unsecured, overnight lines of credit in the aggregate total of $58.7 million, consisting of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank and $55.7 million through the FHLB of New York. The arrangement with Atlantic Central Bankers Bank is for the sale of federal funds to the Bank subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on the Bank's residential mortgage loan portfolio. At December 31, 2009 and 2008, the Bank had no balances outstanding against those lines of credit. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

     The Bank had cash and cash equivalents of $4.7 million at December 31, 2009 and $9.4 million at December 31, 2008 in the form of cash, due from banks and federal funds sold. At December 31, 2009, unused lines of credit available to the Bank's customers and committed, undisbursed loan proceeds including letters of credit totaled $45.7 million. Certificates of deposit scheduled to mature in one year or less totaled $72.0 million at December 31, 2009. Based on the Bank's experience, management believes that a substantial amount of these certificates of deposit will remain with the Bank upon maturity. The Bank anticipates that it will continue to have sufficient funds available to meet the needs of its customers for deposit repayments and loan fundings.

     The Bank's ability to generate deposits depends on the success of its branches and the continued expansion of its branch network. The Bank's success is dependent on a number of factors, including the Bank's ability to establish branches in favorable locations, recruit and hire experienced managers and staff to meet the needs of its customers through personalized services and a broad array of financial products, and the general economic conditions of the market area in which branches are located. Unexpected changes in the national and local economy may also adversely affect the branches' ability to attract or retain deposits and foster new loan relationships. In addition, because the Bank will incur start-up and operating costs associated with expansion, the opening of new branches is expected to adversely affect future profitability in the short term.

CAPITAL RESOURCES

     The maintenance of appropriate levels of capital in excess of regulatory minimums is an important objective of the Bank's asset and liability management process. The Bank met the definition of a "well-capitalized" institution at December 31, 2009 and "adequately-capitalized" as December 31, 2008. See Note 18 of "Notes to Financial Statements" (regulatory matters) for additional information regarding the Bank's regulatory capital requirements.


The Bank's capital ratios at December 31, 2009, 2008 and 2007 are presented in the following table:

                                               2009          2008        2007
                                              -----          ----        ----
Shareholders' equity to total assets           5.8%          6.2%        7.3%
Leverage ratio                                 7.3%          6.2%        7.5%
Risk-based capital ratios:
   Tier 1                                      8.5%          7.2%        9.4%
    Total Capital                             10.7%          9.1%       10.0%

     On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30th or October 31st through the maturity date.

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. The Company has an outstanding balance on the line of credit of $4.7 million under the loan and has contributed $4.4 million as additional capital to the Bank.


     In June 2009, the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock warrants as part of a unit with the common stock, such that one warrant would be issued for each share of Cornerstone Financial Corporation common stock sold in the stock offering. The Company authorized the issuance of 857,142 warrants in this offering. Each warrant issued in the offering will allow the holder of the warrant to purchase one share of Cornerstone Financial Corporation common stock for a price of $9.00 per share through June 26, 2013. The Company sold 153,889 shares in this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

     In December 2009, the Company authorized the establishment of 1 million shares of no par, $1 thousand stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee by the customer. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2009 were $45.7 million. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

     Standby letters of credit are conditional commitments issued by the Bank to a third party on behalf of a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate. At December 31, 2009, the Bank's obligations under standby letters of credit totaled $1.3 million.

     The Bank has also entered into long term operating lease obligations for some of its premises and equipment, the terms of which generally include options to renew. These instruments involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition. At December 31, 2009, the Bank's future minimum operating lease obligations totaled $1.8 million.

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

CONTRACTUAL OBLIGATIONS

     The following table represents the Bank's aggregate contractual obligations to make future payments as of December 31, 2009.

                             ONE YEAR OR        ONE - FIVE      OVER FIVE
(dollars in thousands)          LESS              YEARS           YEARS           TOTAL
                             -----------        ----------      ---------        --------
Time deposits                 $71,976            $40,885          $   -          $112,861
Long term debt                 19,883             10,000              -            29,883
Subordinated Debt                   -              3,000              -             3,000
                              -------            -------           ----          --------
Operating lease                   292                946            606             1,844
                              -------            -------           ----          --------
      Total                   $92,151            $54,831           $606          $147,588
                              =======            =======           ====          ========

ITEM 7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited financial statements and related documents are set forth in this Annual report on form 10-K on the following pages:

                                                                           PAGE

         Report of Independent Registered Public Accounting Firm             34

         Consolidated Statements of Financial Condition                      35

          Consolidated Statements of Operations                              36

         Consolidated Statements of Changes in Shareholders Equity           37

         Consolidated Statements of Cash Flows                               38

         Notes to Financial Statements                                       39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cornerstone Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of Cornerstone Financial Corporation and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Financial Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
------------------------

Philadelphia, PA
March 30, 2010

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)                                December 31, 2009     December 31, 2008
                                                                 -----------------     -----------------
ASSETS:
Cash and due from banks                                               $  4,742              $  5,033
Federal funds sold                                                           -                 4,335
                                                                      --------              --------
     Cash and cash equivalents                                           4,742                 9,368
                                                                      --------              --------
Investment securities:
   Held to maturity (fair value 2009 - $47,294;
    2008 - $28,487)                                                     48,059                28,398
Loans receivable                                                       238,424               194,104
     Less allowance for loan losses                                      3,432                 1,133
                                                                      --------              --------
          Loans receivable, net                                        234,992               192,971
                                                                      --------              --------
Federal Home Loan Bank stock                                             1,572                 1,377
Premises and equipment, net                                              7,871                 8,469
Accrued interest receivable                                              1,484                 1,217
Bank owned life insurance                                                4,521                 4,348
Deferred taxes                                                           1,154                   462
Other Real Estate Owned                                                      -                   281
Other assets                                                             1,749                   644
                                                                      --------              --------
    TOTAL ASSETS                                                      $306,144              $247,535
                                                                      ========              ========

LIABILITIES:
Non-interest bearing deposits                                         $ 37,500              $ 21,187
Interest bearing deposits                                               99,132                89,450
Certificates of deposit                                                112,861                91,393
                                                                      --------              --------
     Total deposits                                                    249,493               202,030
                                                                      --------              --------
Advances from the Federal Home Loan Bank                                29,883                26,257
Line of Credit                                                           4,672                     -
Subordinated debt                                                        3,000                 3,000
Other liabilities                                                        1,283                   870
                                                                      --------              --------
    TOTAL LIABILITIES                                                  288,331               232,157
                                                                      --------              --------
Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock:
    $0 par value; $1,000 per share stated value, authorized
    1,000,000 shares; issued and outstanding 1,900 and 0 at
    December 31, 2009 and December 31, 2008, respectively                1,900                     -
Common stock:
    $0 par value: authorized 10,000,000 shares; issued and
    outstanding 1,809,656 at December 31, 2009                               -                     -
    $5 par value: authorized 7,000,000 shares; issued and
    outstanding 1,655,767 at December 31, 2008                               -                 8,279
Additional paid-in capital                                              16,623                 7,244
Retained deficit                                                          (710)                 (145)
                                                                      --------              --------
     Total Shareholders' Equity                                         17,813                15,378
                                                                      --------              --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $306,144              $247,535
                                                                      ========              ========

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE YEAR ENDED      FOR THE YEAR ENDED
(in thousands, except per share data)               DECEMBER 31, 2009       DECEMBER 31, 2008
                                                    -----------------       -----------------
INTEREST INCOME
  Interest and fees on loans                             $12,842                 $10,589
  Interest on investment securities                        1,991                   1,783
  Interest on federal funds                                    7                     108
                                                         -------                 -------
         TOTAL INTEREST INCOME                            14,840                  12,480

INTEREST EXPENSE
  Interest on deposits                                     4,699                   4,506
      Interest on borrowings                               1,174                   1,083
                                                         -------                 -------
         TOTAL INTEREST EXPENSE                            5,873                   5,589
                                                         -------                 -------
  Net interest income                                      8,967                   6,891
  Provision for loan losses                                2,530                     221
                                                         -------                 -------
  NET INTEREST INCOME AFTER LOAN LOSS PROVISION            6,437                   6,670
                                                         -------                 -------
NON-INTEREST INCOME
  Service charges on deposits                                213                     104
  Origination fees on mortgage loans sold                     30                       8
  Bank owned life insurance income                           173                     163
  Gain on sale of fixed assets                                 -                      57
  Gain on sale of real estate owned                            7                       -
  Gain on sale of Loans                                      101                       -
  Miscellaneous fee income                                    87                      87
                                                         -------                 -------
         TOTAL NON-INTEREST INCOME                           611                     419
                                                         -------                 -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                           4,342                   4,011
  Net occupancy                                            1,355                   1,272
  Data processing and other service costs                    430                     372
  Professional services                                      502                     491
  Advertising and promotion                                  128                     141
  Other real estate owned expense                            205                      69
  Impairment loss on other real estate owned                   -                     155
  FDIC expense                                               528                     201
  Other operating expenses                                   584                     628
                                                         -------                 -------
     TOTAL NON-INTEREST EXPENSE                            8,074                   7,340
                                                         -------                 -------

Loss before income taxes                                  (1,026)                   (251)
Income tax benefit                                          (461)                   (164)
                                                         -------                 -------
NET LOSS                                                 $  (565)                $   (87)
                                                         =======                 =======

EARNINGS PER SHARE
   Basic                                                 $ (0.33)                $ (0.05)
   Diluted                                               $ (0.33)                $ (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                   1,717                   1,656
   Diluted                                                 1,717                   1,656


See accompanying notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                        ADDITIONAL     ACCUMULATED    COMPREHENSIVE
                            COMPREHENSIVE    PREFERRE                    PAID-IN       EARNINGS          INCOME
                                LOSS          STOCK      COMMON STOCK     CAPITAL       (DEFICIT)         (LOSS)         TOTAL
                            -------------    --------    -------------   ---------     -----------    -------------     -------
Balance at
   December 31, 2007                         $      -       $ 7,703       $ 7,316         $ 440            $   4        $15,463
                                             ========       =======       =======         =====            =====        =======
Comprehensive loss
 Net loss                        $ (87)      $      -       $     -       $     -         $ (87)           $   -        $   (87)
Unrealized loss on
  securities available
  for sale, net of tax             (4)              -             -             -             -               (4)            (4)
                                 -----
Comprehensive loss               $ (91)
                                 =====
Stock based compensation                            -             -             9             -                -              9
Declaration of  7.5%
  common stock dividend                             -           576           (81)         (498)               -             (3)
                                             --------       -------       -------         -----            -----        -------
Balance at
   December 31, 2008                         $      -       $ 8,279       $ 7,244         $(145)           $   -        $15,378
                                             ========       =======       =======         =====            =====        =======
Comprehensive loss
 Net loss                        $(565)      $      -       $     -       $     -         $(565)           $   -        $  (565)
                                 -----
Comprehensive loss               $(565)
                                 =====
Stock based compensation                            -             -            23             -                -             23
Issuance of Common Stock                            -             -         1,077             -                -          1,077
Issuance of Preferred
  Stock                                         1,900             -                           -                -          1,900
Creation of Holding
  Company                                           -        (8,279)        8,279             -                -              -
                                             --------       -------       -------         -----            -----        -------
Balance at
   December 31, 2009                         $  1,900       $     -       $16,623         $(710)           $   -        $17,813
                                             ========       =======       =======         =====            =====        =======
 (in thousands, except share data)





     See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED      FOR THE YEAR ENDED
(in thousands)                                                     DECEMBER 31, 2009      DECEMBER 31, 2008
                                                                  -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $      (565)            $       (87)
    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Provision for loan losses                                             2,530                     221
     Income on Bank Owned Life Insurance                                    (173)                   (163)
     Gain on sale of fixed assets                                              -                     (57)
     Depreciation                                                            696                     422
     Amortization of premiums and discounts, net                              34                       4
     Stock option expense                                                     23                       9
     Deferred tax benefit                                                   (692)                   (146)
     Decrease on other real estate owned                                      89                       -
     Impairment loss on other real estate owned                                -                     155
     Proceeds on sale of real estate owned                                   199                       -
     Gain on sale of real estate owned                                        (7)                      -
     Insurance proceeds on other real estate owned                             -                      30
     Loans originated for sale                                            (6,122)                 (2,488)
     Proceeds from sales of loans held for sale                            6,122                   2,488
     Increase in accrued interest receivable and other
      assets                                                              (1,372)                   (340)
     Increase in other liabilities                                           413                     200
                                                                     -----------             -----------
     Net cash  provided by operating activities                            1,175                     248
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments held to maturity                           (58,105)                (27,714)
     Repayment of investments held to maturity                            38,410                  35,636
     Repayment of investments available for sale                               -                   2,980
     Purchase of Federal Home Loan Bank Stock                               (195)                   (656)
     Purchase of Bank Owned Life Insurance                                     -                    (400)
     Proceeds from sale of fixed assets                                        -                     582
     Net increase in loans                                               (44,551)                (48,201)
     Purchases of premises and equipment                                     (98)                 (2,097)
                                                                     -----------             -----------
       Net cash used by investing activities                             (64,539)                (39,870)
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                             47,463                  17,940
     Proceeds from borrowings                                          1,262,872               1,438,990
     Principal payments on borrowings                                 (1,254,574)             (1,422,021)
     Net proceeds from issuance of preferred stock                         1,900                       -
     Net proceeds from issuance of  common stock                           1,077                       -
     Cash paid in lieu of fractional shares on stock dividend                  -                      (3)
                                                                     -----------             -----------
       Net cash provided by financing activities                          58,738                  34,906

       Net decrease in cash and cash equivalents                          (4,626)                 (4,716)
 Cash and cash equivalents at the beginning of the year                    9,368                  14,084
                                                                     -----------             -----------
 Cash and cash equivalents at the end of the year                    $     4,742             $     9,368
                                                                     ===========             ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                          $     5,928             $     5,572
     Cash paid (received) during the year for income taxes                   (81)                     10
     Net change in unrealized loss on securities available
       for sale, net of tax                                                    -                      (4)
     Issuance of stock dividend                                                -                     576


See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

     Cornerstone Financial Corporation (the "Company") was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the "Bank") to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009. The statement of financial condition as of December 31, 2008 has been derived from audited financial statements. As the Company did not have any operations in 2008, the results of operations, the statement of financial condition, and the related financial data for period prior to 2009 are those of the Bank on a stand alone basis.

     Cornerstone Bank is a state-chartered commercial bank that offers a variety of traditional commercial banking products and services to small and medium-sized businesses, local professionals and individuals, throughout Burlington and northern Camden counties in New Jersey. The Bank is supervised and regulated by the New Jersey State Department of Banking and Insurance and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC to the extent provided by law.

     The Bank is managed as one business segment.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION

          The accounting and reporting policies of the Company and Bank conform with U.S. generally accepted accounting principles ("GAAP") and predominant practices within the banking industry. The consolidated financial statements of the Company include the accounts of the Bank. Intercompany balances and transactions are eliminated in consolidation.

     (B)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the allowance for loan losses and the evaluation of income taxes.

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

          We evaluate securities for other-than-temporary impairment at least quarterly. When evaluating a security for impairment, we consider the length of time and the amount to which the fair value is less than the amortized cost, the investment issuer's credit-worthiness and ability to meet its cash flow requirements, our intent to sell, and whether it is more likely than not we will be required to sell, an impaired debt security before a recovery of its amortized cost basis. Other-than-temporary charges are recorded through earnings.


          Other-than-temporary impairment charges are recorded through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security's cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or it is more likely than not that the Company would not be required to sell an impaired security before a recovery of amortized cost basis. The Company did not have any other-than temporary impairment for 2009 and 2008.

     (E)  LOANS HELD FOR SALE

          The Bank originates and sells residential mortgage loans (without recourse) on a servicing released basis to the secondary market. This activity enables the Bank to fulfill the credit needs of the community while reducing its overall exposure to interest rate and credit risk. These loans are reported at the lower of their cost or fair market value.

     (F)  LOANS

          Loan origination fees and related direct loan origination costs of completed loans are deferred, and then recognized over the life of the loan as an adjustment of yield reflected as interest income in the statements of operations. The unamortized balances of such net deferred loan origination fees/costs are reported on the Company's statements of financial condition as a component of loans receivable.

          Interest income is recorded on the accrual basis. Loans are reported as non-accrual if they are past due as to principal or interest payments for a period of ninety days or more. Exceptions may be made if a loan is deemed by management to be well collateralized and in the process of collection. Loans that are on a current payment status may also be classified as non-accrual if there is serious doubt as to the borrower's ability to continue interest or principal payments. When a loan is placed in the non-accrual category, interest accruals cease and uncollected accrued interest receivable is reversed and charged against current interest income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectability is reasonably assured. Payments received on non-accrual loans are to be applied against principal until principal is reduced to zero. Additional payments are then to be applied against (1) legal and operating expenses associated with the loan, (2) any principal previously charged off, and (3) uncollected interest, in that order.

          Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, the Bank excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100 thousand. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

     (G)  ALLOWANCE FOR LOAN LOSSES

          The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to examinations performed by regulatory agencies. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb loan losses in any category.

          Management uses significant estimates to determine the allowance for loan losses. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Company's control, it is at least reasonably possible that management's estimate of the allowance for loan losses and actual results could differ in the near term.

          In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination.

     (H)  FHLB STOCK

          The Bank carries its investment in Federal Home Loan Bank (FHLB) Stock at its amortized cost. The Company had $1.6 million in FHLB stock at December 31, 2009 compared to $1.4 million at December 31, 2008.

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

     (J)  BANK OWNED LIFE INSURANCE

          The Bank initially purchased $2.9 million of Bank Owned Life Insurance on December 31, 2005, $610 thousand on March 3, 2006 and $400 thousand on July 23, 2008. BOLI is carried at its aggregate cash surrender value less surrender charges and totaled $4.5 million at December 31, 2009. Income of $173 thousand was recognized on the BOLI during the year ended December 31, 2009 compared to $163 thousand of income recognized on the BOLI during the year ended December 31, 2008. The Bank is the sole beneficiary of the BOLI.

     (K)  REAL ESTATE OWNED

          Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $0 in real estate owned at December 31, 2009 compared to $281 thousand of real estate owned at December 31, 2008. The Company recorded a $ 7 thousand gain on the sale of a real estate owned property in December of 2009.

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

     (M)  INCOME TAXES

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Company's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

     (N)  STOCK OPTIONS

          Stock Options are accounted for in accordance with FASB Accounting Standards Codification (ASC) Topic 718 "Stock Compensation." This Standard establishes the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC Topic 718 requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.

     (O)  RECENT ACCOUNTING PRONOUNCEMENTS

          FASB STATEMENT NO. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

          In June 2009, the FASB issued FASB Statement No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 established the FASB Accounting Standards Codification. The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy. All authoritative GAAP issued by the FASB after this Statement will be referred to as Accounting Standards Updates. Accounting Standards Updates will not be considered authoritative in their own right, rather they will only serve to update the Codification, provide background information about the guidance, and provide basis for conclusions on changes in the Codification. The Codification is effective for the Company for the interim period ending September 30, 2009. All references to authoritative literature are required to cite the Codification as opposed to legacy accounting pronouncements.

          ASC TOPIC 820 "FAIR VALUE MEASUREMENTS AND DISCLOSURES"

          On January 1, 2008, the Bank adopted ASC Topic 820 "Fair Value Measurements and Disclosures." ASC Topic 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. ASC Topic 820 does not require any new fair value measurements. The adoption of ASC Topic 820 did not have a material impact on the Bank's consolidated financial statements.

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

          In April 2009, the FASB issued guidance regarding identifying circumstances that indicate a transaction is not orderly and on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This guidance was adopted by the Company for the interim period beginning April 1, 2009 and did not have a material effect on the Company's financial position or results of operations.

          ASC TOPIC 320-10-65, RECOGNITION AND PRESENTATION OF
          OTHER-THAN-TEMPORARY IMPAIRMENTS

          In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments ("OTTI") on debt and equity securities in the financial statements. This guidance modified the presentation of losses and expands existing disclosure requirements about OTTI. The guidance was adopted by the Company for the interim period beginning April 1, 2009, and did not have a material effect on the Company's financial position or results of operations.

          ASC TOPIC 855, SUBSEQUENT EVENTS

          In May 2009, the FASB issued additional guidance on the evaluation and disclosure through the date the financial statements are issued. This guidance was adopted by the Company for the interim period ending June 30, 2009 and the required disclosures are included in Footnote 20.

(3)  INVESTMENT SECURITIES

     A comparison of amortized cost and approximate fair value of investment securities held to maturity at December 31, 2009 and 2008 is as follows:

                                                                   DECEMBER 31, 2009
                                      -----------------------------------------------------------------------
                                                                                   GROSS
                                                              GROSS              UNREALIZED
(in thousands)                        AMORTIZED COST     UNREALIZED GAINS          LOSSES          FAIR VALUE
                                      --------------     ----------------        -----------       ----------
INVESTMENTS HELD TO MATURITY:
Government agency obligations             $39,019            $    42              $  (721)            $38,340
Mortgage backed securities                  9,040                 46                 (132)              8,954
                                          -------            -------              -------             -------
     Total                                $48,059            $    88              $  (853)            $47,294
                                          =======            =======              =======             =======

                                                                   DECEMBER 31, 2008
                                      -----------------------------------------------------------------------
                                                                                   GROSS
                                                              GROSS              UNREALIZED
(in thousands)                        AMORTIZED COST     UNREALIZED GAINS          LOSSES          FAIR VALUE
                                      --------------     ----------------        -----------       ----------
INVESTMENTS HELD TO MATURITY:
Government agency obligations             $26,653            $   108              $     -             $26,761
Mortgage backed securities                  1,745                  -                  (19)              1,726
                                          -------            -------              -------             -------
     Total                                $28,398            $   108              $   (19)            $28,487
                                          =======            =======              =======             =======

     At December 31, 2009, the Bank had Federal agency securities with aggregate amortized costs totaling $397 thousand pledged to collateralize public deposits under the Governmental Unit Deposit Protection Act as compared to $201 thousand pledged at December 31, 2008.

     The following table sets forth the scheduled contractual maturities of investment securities held to maturity at December 31, 2009:


                                             HELD TO MATURITY
                                      -------------------------------
(in thousands)                        AMORTIZED COST       FAIR VALUE
                                      --------------       ----------
Within one year                           $     -           $      -
After one year through five years               -                  -
After five years through ten
years                                      18,750             18,471
After ten years                            29,309             28,823
                                          -------            -------
Total                                     $48,059             $47,294
                                          =======             =======

     The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at December 31, 2009 and 2008 for the time periods shown:


                                                              DECEMBER 31, 2009
(in thousands)                   LESS THAN 12 MONTHS         12 MONTHS OR LONGER                TOTAL
                               -----------------------     -----------------------    ------------------------
                                 FAIR       UNREALIZED      FAIR        UNREALIZED       FAIR       UNREALIZED
                                 VALUE         LOSSES       VALUE         LOSSES        VALUE         LOSSES
                               ---------     --------      -------       --------     ---------     ---------
HELD TO MATURITY
Government agency
obligations:                   $  33,940     $    721      $     -       $      -     $  33,940     $     721
Mortgage Backed Securities     $   4,715     $    132      $     -       $      -     $   4,715     $     132
                               ---------     --------      -------       --------     ---------     ---------
Total temporarily impaired
  investments securities       $  38,655     $    853      $     -       $      -     $  38,655     $     853
                               =========     ========      =======       =======      =========     =========


                                                             DECEMBER 31, 2008
(in thousands)                   LESS THAN 12 MONTHS        12 MONTHS OR LONGER                TOTAL
                               -----------------------     -----------------------    ------------------------
                                 FAIR       UNREALIZED      FAIR        UNREALIZED       FAIR       UNREALIZED
                                 VALUE        LOSSES        VALUE         LOSSES        VALUE         LOSSES
                               ---------     --------      -------       --------     ---------     ---------
HELD TO MATURITY
  Mortgage Backed Securities   $       -     $      -      $ 1,726       $     19     $   1,726     $      19
                               ---------     --------      -------       --------     ---------     ---------
Total temporarily impaired
  investments securities       $       -     $      -      $ 1,726       $     19     $   1,726     $      19
                               =========     ========      =======       =======      =========     =========

     Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above are not other than temporary. The unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and do not reflect a deterioration or downgrade of the investment issuer's credit-worthiness or ability to meet its cash flow requirements. The Company believes that it is probable that it will receive all future contractual cash flows and does not intend to sell and will not be required to sell these investment securities until recovery or maturity. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

(4)  OTHER COMPREHENSIVE INCOME (LOSS)

     The change in other comprehensive income (loss) components and related tax (expense) benefit are as follows for the years ended December 31, 2009 and 2008 (in thousands):

                                                                               2009
                                                         -------------------------------------------------
                                                          BEFORE-TAX                            NET-OF-TAX
UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:          AMOUNT         TAX BENEFIT            AMOUNT
                                                          ---------        -----------          ----------
Unrealized holding gains arising during the year          $       -          $     -             $     -
                                                          ---------          -------             -------
Other comprehensive income                                $       -          $     -             $     -
                                                          =========          =======             =======

                                                                               2008
                                                         -------------------------------------------------
                                                          BEFORE-TAX                            NET-OF-TAX
UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE:          AMOUNT         TAX EXPENSE            AMOUNT
                                                          ---------        -----------          ----------
Unrealized holding losses arising during the year         $      (7)         $     3             $    (4)
                                                          ---------          -------             -------
Other comprehensive loss                                  $      (7)         $     3             $    (4)
                                                          =========          =======             =======

(5)  LOANS RECEIVABLE

Loans receivable consist of the following:

(in thousands)                     DECEMBER 31, 2009         DECEMBER 31, 2008
                                   -----------------         -----------------
Commercial                             $ 91,717                 $  60,646
Real estate - commercial                105,702                    91,105
Real estate - residential                19,137                    19,346
Construction                             12,104                    12,323
Consumer loans                            9,875                    10,721
                                       --------                 ---------
Subtotal                                238,535                   194,141
Allowance for loan losses                (3,432)                   (1,133)
Net deferred loan fees                     (111)                      (37)
                                       --------                 ---------
Loans receivable, net                  $234,992                  $192,971
                                       ========                  ========

     Under the New Jersey Banking Act of 1948, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2009, the loans-to-one-borrower limitation was $4.3 million; this excluded an additional 10% of adjusted capital funds or $2.9 million, which may be loaned if collateralized by readily marketable securities as defined by regulations. At December 31, 2009 there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded that limit.

     The Bank lends primarily to customers in its market area. The majority of loans are mortgage loans secured by real estate. Included as mortgage loans are commercial real estate, conforming residential real estate and real estate loans in excess of FNMA loan limits ("jumbo real estate loans"). Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values. At December 31, 2009 and 2008 mortgage loans secured by real estate totaled $124.8 million and $110.5 million, respectively. Mortgage loans represented 52.3% and 56.9% of total loans at December 31, 2009 and 2008, respectively.

     Non-performing assets include non-accrual loans, loans on which the accrual of interest has ceased, and impaired loans. At December 31, 2009, the Company had $8.1 million in non-accrual loans as compared to none at December 31, 2008. At December 31, 2009, the Company had seven impaired loan relationships totaling $8.1 million in which $6.4 million was sufficiently collateralized and a specific reserve of $1.8 million has been recorded for the remaining balance. At December 31, 2008, the Bank had three impaired loan relationships totaling $2.4 million which were sufficiently collateralized and therefore no specific reserves have been recorded against them. The average balance of impaired loans totaled $8.2 million and $2.4 million for 2009 and 2008, respectively. Interest income recorded on impaired loans totaled $32 thousand and $69 thousand for 2009 and 2008, respectively.

     At December 31, 2009 the Company had four loan relationships totaling $2.4 million which were delinquent ninety days or more and still accruing interest. At December 31, 2008, the Company had three loan relationships totaling $2.4 million which were delinquent ninety days or more and still accruing interest.

     The following is a summary of the activity of the allowance for loan losses:

(in thousands)                               2009               2008
                                            ------             -------
Balance, beginning of year                  $1,133             $1,050
Provision for loan losses                    2,530                221
Recoveries (charge-offs), net                 (231)              (138)
                                            ------             ------
Balance, end of year                        $3,432             $1,133
                                            ======             ======

(6)  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2009 and 2008, stated at cost less accumulated depreciation and amortization, are summarized as follows:

(in thousands)                                        2009            2008
                                                     ------          -------
Land                                                 $2,534          $ 2,534
Buildings                                             4,494            4,493
Furniture and equipment                               1,254            1,457
Automobiles                                              20               36
Leasehold improvements                                  570            1,183
                                                     ------          -------
               Cost                                   8,872            9,703
Accumulated depreciation and amortization            (1,001)          (1,234)
                                                     ------          -------
         Total                                       $7,871          $ 8,469
                                                     ======          =======

     Depreciation and amortization expense was $696 thousand for the year ended December 31, 2009 and $422 thousand for the year ended December 31, 2008. During 2009 the Company retired fully depreciated assets of $929 thousand.

     At December 31, 2009, the Burlington and Medford offices were leased; these leases include options for renewal. See Note 12 to Consolidated Notes to Financial Statements for additional information regarding operating leases.

(7)  DEPOSITS

     Deposits consist of the following major classifications:

(in thousands)                                     DECEMBER 31, 2009                   DECEMBER 31, 2008
                                                -----------------------             ------------------------
Interest bearing checking accounts              $ 19,282           7.7%             $ 26,845            13.3%
Non-interest bearing checking accounts            37,500          15.0                21,187            10.5
Statement savings                                  3,430           1.4                 3,401             1.7
Money market demand accounts                      76,420          30.6                59,204            29.3
                                                --------         -----              --------           -----
     Total core deposits                        $136,632          54.7%             $110,637            54.8%
                                                --------         -----              --------           -----
Jumbo certificates of one hundred
thousand or more                                  43,581          17.5                33,085            16.4
Non-jumbo certificates:
     Current maturities of six months or
       less                                       27,872          11.2                25,566            12.6
     Current  maturities  of more than six
       months                                     41,408          16.6                32,742            16.2
                                                --------         -----              --------           -----
     Total time deposits                         112,861          45.3                91,393            45.2
                                                --------         -----              --------           -----
     Total deposits                             $249,493         100.0%             $202,030           100.0%
                                                ========         =====              ========           =====

     The weighted average rate on certificates of deposit was 3.02% and 3.86% at December 31, 2009 and 2008, respectively.

     The aggregate amount of demand accounts overdrawn that are included in loans as of December 31, 2009 and 2008 are $85 thousand and $148 thousand respectively.

     Interest expense on deposits for the years ended December 31, 2009 and 2008 consisted of the following:

(in  thousands)                                         2009            2008
                                                       ------          -------
Checking and money market demand accounts              $1,413          $1,692
Statement savings                                          27              57
Certificates of deposit                                 3,259           2,757
                                                       ------          ------
    Total                                              $4,699          $4,506
                                                       ======          ======

     The following is a schedule of certificates of deposit by maturities as of December 31, 2009:

     YEAR ENDING DECEMBER 31,
     ------------------------
       (in thousands)
                2010                                 $ 71,976
                2011                                   36,724
                2012                                    3,477
                2013                                      684
                2014                                        -
                                                     --------
                Total                                $112,861
                                                     ========

     Deposits held at the Bank by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $25.1 million and $7.2 million at December 31, 2009 and 2008, respectively.

(8)  BORROWINGS

     The Bank is a member of the FHLB. Membership provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions. At December 31, 2009, the Bank had advances outstanding with the FHLB in the amount of approximately $29.9 million at a weighted average interest rate of 2.03%. At December 31, 2009, the Bank was eligible to borrow an additional $25.8 million. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on the Bank's residential mortgage loan portfolio as well as Bank owned securities. At December 31, 2009, the Bank had an available line of credit under the Overnight Repricing Advance Program with the FHLB in the aggregate amount of $55.7 million. In addition, the Bank also has access to an unsecured overnight line of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank. This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds. At December 31, 2009 and 2008, the Bank had no balances outstanding against those lines of credit.

     The following is a schedule of advances by maturities (in thousands) as of December 31, 2009:

     YEAR ENDING DECEMBER 31,
     ------------------------
              2010                                  $19,883
              2011                                   10,000
                                                    -------
              Total                                 $29,883
                                                    =======

       On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $ 3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014, and the interest rate is 5.00% fixed for the first year then adjusts at a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30th or October 31st through the maturity date.

       On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. The Company has an outstanding balance on the line of credit of $4.7 million under the loan and has contributed $4.4 million as additional capital to the Bank.

(9)  EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation for the years ended December 31, 2009 and 2008:

                                                       2009             2008
                                                       ----             ----
(in thousands, except per share data)
Net loss                                              $ (565)          $  (87)
Weighted average basic number of shares                1,717            1,656
Dilutive effect of options                                 -                -
Dilutive effect of common stock warrants                   -                -
Weighted average diluted number of shares              1,717            1,656

Basic (loss) earnings per share                       $(0.33)          $(0.05)
Diluted (loss) earnings per share                     $(0.33)          $(0.05)

     For the year ended December 31, 2009, there were stock options on 112,899 shares and 153,889 outstanding common stock warrants which were anti-dilutive due to the Company's net loss for the period ending December 31, 2009.

     For the year ended December 31, 2008, there were stock options on 67,899 shares which were anti-dilutive due to the Company's net loss for the period ending December 31, 2008.

(10) FAIR VALUE

     ASC Topic No. 820, "Fair Value Measurements and Disclosures" establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

          o Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

          o Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

          o Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

     The Company had no assets and liabilities measured at fair value on a recurring basis.

     ASSETS AND LIABILITIES MEASURED ON A NON-RECURRING BASIS

     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                          FAIR VALUE MEASUREMENTS                           FAIR VALUE MEASUREMENTS
                                            AT DECEMBER 31, 2009                             AT DECEMBER 31, 2008
                            -----------------------------------------------     ----------------------------------------------
                            QUOTED PRICES                                       QUOTES PRICES
                              IN ACTIVE         SIGNIFICANT     SIGNIFICANT       IN ACTIVE       SIGNIFICANT      SIGNIFICANT
                               MARKETS             OTHER           OTHER           MARKETS           OTHER            OTHER
                            FOR IDENTICAL       OBSERVABLE      UNDELIVERABLE   FOR IDENTICAL     OBSERVABLE      UNDELIVERABLE
                               ASSETS             INPUTS           INPUTS           ASSETS           INPUTS           INPUTS
                              (LEVEL 1)          (LEVEL 2)        (LEVEL 3)       (LEVELS 1)        (LEVEL 2)        (LEVEL 3)
                            -------------      ------------     ------------    --------------    ------------    -------------
                                               (IN THOUSANDS)                                    (IN THOUSANDS)
Assets
  Impaired loans               $    -               $2,611           $  -           $  -               $ -              $ -
                               ------                -----           ----           ----               ---              ---
  Other real estate owned           -                    -              -              -               281                -
    Total assets measured
    on a non-recurring
    basis at fair value        $    -               $2,611           $  -           $  -              $281              $ -
                               ======                =====           ====           ====               ===              ===

     The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

     The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     (C)  LOANS

          For variable rate loans that reprice frequently and with no significant change in credit risk, fair value is based on carrying value. The fair value for other loans receivable was estimated using a discounted cash flow analysis, which uses interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Consideration was given to the rates of prepayment, economic conditions, risk characteristics and other factors considered appropriate. The method of estimating fair value does not incorporate the exit price concept of fair value, but is a permitted methodology for purposes of this disclosure.

     (D)  FHLB STOCK

          The carrying value of FHLB Stock in the accompanying statements of financial condition approximates fair value.

     (E)  BANK OWNED LIFE INSURANCE

          The carrying value of FHLB Stock in the accompanying statements of financial condition approximates fair value.

     (F)  DEPOSITS

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

     (G)  FHLB ADVANCES AND LINES OF CREDIT WITH ACBB

          Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing FHLB Advances.

     (H)  SUBORDINATED DEBENTURE

          For variable rate subordinated debentures that reprices frequently and with no significant change in credit risk, fair value is based on carrying value.

     (I)  OFF-BALANCE SHEET INSTRUMENTS

          Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding.

          The estimated fair value of the Company's financial instruments at December 31, 2009 and 2008 was as follows:

                                                       2009                                   2008
                                           ------------------------------          ----------------------------
                                           CARRYING           ESTIMATED            CARRYING           ESTIMATED
(in thousands)                              AMOUNT            FAIR VALUE            AMOUNT           FAIR VALUE
                                           --------           ----------           --------           ----------
Financial assets:
     Cash and cash equivalents             $  4,742            $  4,742            $  9,368           $  9,368
     Investments held to maturity:
       Federal Agency Securities             39,019              38,340              26,653             26,761
       Mortgage-backed Securities             9,040               8,954               1,746              1,726
     Loans receivable                       238,424             266,399             194,104            193,861
     FHLB stock                               1,572               1,572               1,377              1,377
        Bank Owned Life Insurance             4,521               4,521               4,348              4,348
     Accrued interest receivable              1,484               1,484               1,217              1,217
                                           --------            --------            --------           --------
         Total financial assets            $298,802            $326,012            $238,812           $238,658
                                           ========            ========            ========           ========
Financial Liabilities:
     Checking Accounts                     $ 56,783            $ 56,783            $ 48,032           $ 48,032
     Statement savings accounts               3,430               3,430               3,401              3,401
     Money market demand accounts            19,658              19,658               9,110              9,110
        Index Accounts                       56,761              56,761              50,094             50,094
     Certificates of deposit                112,861             111,908              91,393             91,674
     FHLB Borrowings                         29,883              29,883              26,257             26,257
        Line Borrowings                       4,672               4,672                   -                  -
        Subordinated Debt                     3,000               3,000               3,000              3,000
        Accrued interest payable                222                 222                 278                278
                                           --------            --------            --------           --------
         Total financial liabilities       $287,270            $286,317            $231,565           $231,846
                                           ========            ========            ========           ========

                                           CONTRACT           ESTIMATED            CONTRACT           ESTIMATED
                                            VALUE             FAIR VALUE            VALUE            FAIR VALUE
                                           --------           ----------           --------          ----------
Off-balance sheet instruments:
      Commitments to extend credit         $ 45,684            $      -            $ 42,514           $      -
                                           ========            ========            ========           ========

(11) INCOME TAXES

     The Bank is subject to U.S. federal income tax as well as income tax of the state of NJ. Income tax expense (benefit) for the years ended December 31, 2009 and 2008 consisted of the following:

(in thousands)                             2009                2008
                                           -----               -----
Federal:
     Current                               $ 170               $ (20)
     Deferred                               (595)               (122)
State:
     Current                                  61                   4
     Deferred                                (97)                (26)
                                           -----               -----
                                           $(461)              $(164)
                                           =====               =====

     The following is a reconciliation between expected tax benefit at the statutory rate of 34% and actual tax expense:

(in thousands)                             2009                2008
                                           -----               ----
At federal statutory rate                  $(349)              $ (85)
Adjustments resulting from:
     State tax, net of federal benefit       (56)                (23)
     Bank owned life insurance               (59)                (55)
     Other                                     3                  (1)
                                           -----               -----
                                           $(461)              $(164)
                                           -----               -----

     A summary of deferred tax assets and liabilities of the Company at December 31, 2009 and 2008, are as follows:

(in thousands)                                        2009              2008
                                                      ----             -----
Deferred tax assets:
     Book bad debt reserves - loans                  $1,371            $  452
     NJ depreciation                                     16                 2
        Net Operating Loss- State                         -                22
        Deferred Compensation                            81                42
        OREO Impairment                                   -                62
        Stock Options                                    15                 5
        Charitable Contribution Carryforward              -                22
        Depreciation                                     16                79
                                                     ------             -----
         Total deferred tax assets                    1,499               686
                                                     ------             -----
Deferred tax liabilities:
     Tax bad debts                                      (65)              (41)
     Deferred loan costs                               (239)             (183)
        Depreciation                                    (41)                -
                                                     ------             -----
         Total deferred tax liabilities                (345)             (224)
                                                     ------             -----
Net deferred tax asset                               $1,154             $ 462
                                                     ======             =====

     The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management determined that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, therefore, there is no valuation allowance required.

     The Bank had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2006 through 2008 were open for examination as of December 31, 2009.

(12) OPERATING LEASES

     At December 31, 2009, the Bank was obligated under non-cancelable operating leases, which generally include options to renew, for the Bank's premises in Medford, Burlington and Mt. Laurel, New Jersey and for certain equipment.

     Future minimum payments, including anticipated renewals, under these leases for the years 2010 through 2014 and thereafter are as follows (in thousands):

                      2010                                 $292
                      2011                                  298
                      2012                                  271
                      2013                                  188
                      2014 and thereafter                   795
                                                         ------
                      Total                              $1,844
                                                         ======

     Total lease expense for all leases for the years ended December 31, 2009 and 2008 was $322 thousand and $376 thousand, respectively.

(13) COMMITMENTS AND CONTINGENCIES

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit to meet the financing needs of its customers. Commitments issued to potential borrowers of the Bank amounted to approximately $45.7 million at December 31, 2009 and $42.5 million at December 31, 2008. Such commitments have been made in the normal course of business and at current prevailing market terms. The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate.

     LEGAL PROCEEDINGS

     At December 31, 2009 and 2008, the Company was neither engaged in any existing nor aware of any significant pending legal proceedings. From time to time, the Company is a party to litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Company's financial condition or results of operation. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Company.

(14) RELATED PARTY TRANSACTIONS

     At December 31, 2009 and 2008 and for the periods then ended, the Bank has made no extensions of credit to any director or officer of the Bank.

     The Bank obtained certain legal, engineering and 401(k) plan investment services from other entities which are or were affiliated with directors of the Bank. Such aggregate services amounted to fees of $1 thousand for the year ended December 31, 2009 and $51 thousand for the year ended December 31, 2008. In management's opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

(15) STOCK OPTION PLAN

     In April 2000, the Bank's Shareholders approved the Bank's 2000 Stock Option Plan A and Plan B (together the "Stock Option Plans"). Pursuant to the Stock Option Plans, a total of 77,382 shares of common stock have been reserved for issuance upon exercise of stock options to be granted to officers, directors, key employees and other persons from time to time.

     In May 2000, options to purchase a total of 73,467 shares of common stock were granted under the Stock Option Plans at an exercise price of $10.00 per share, of which 51,800 shares became vested immediately and 21,667 shares became vested on a one-third per year basis, with one-third being immediately vested. In July 2001, options to purchase a total of 1,600 shares of common stock were granted at an exercise price of $10.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In August 2004, options to purchase a total of 2,250 shares of common stock were granted at an exercise price of $12.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In October 2007, options to purchase a total of 2,430 shares of common stock were granted at an exercise price of $10.10 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In March 2008, options to purchase a total of 1,750 shares of common stock were granted at an exercise price of $8.05 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In July 2009, options to purchase a total of 45,000 shares of common stock were granted at an exercise price of $5.00 per share, with vesting on a one-third per year basis beginning on July 16, 2010.

     All options expire ten years from the date of the grant. The exercise price of each option equals the market price of the Company's common stock on the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of options granted in 2009 was $2.88 and fair value of options granted in 2008 was $2.65. Significant assumptions used in the model for 2009 grants included a risk-free interest rate of 3.59%; an expected life of ten years; and expected volatility of 41%. Assumptions used in the model for 2008 grants included a risk-free interest rate of 3.53%; an expected life of five years; and expected volatility of 30%.

     The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at December 31, 2009 is $110 thousand which will be recognized over the next two and one half years.

     A summary status of the Company's Stock Option Plans as of December 31, 2009 and 2008 and the changes during the years ended is as follows:

                                                 2009                            2008
                                       ------------------------       -------------------------
                                                       WEIGHTED                       WEIGHTED
                                                        AVERAGE                        AVERAGE
                                        SHARES           PRICE        SHARES            PRICE
                                       --------        --------       ------          ---------
Outstanding, beginning of year           67,899          $8.63        66,015            $8.88
Granted                                  45,000           5.00         1,884             7.49
Forfeited                                   845           8.67             -                -
Exercised                                     -              -             -                -
                                       --------          -----        ------            -----
Outstanding, end of year                112,054          $7.36        67,899            $8.63
                                       ========          =====        ======            =====
Options exercisable at December 31,      66,537          $8.86        65,775            $8.86
                                       ========          =====        ======            =====


     A summary status of all stock options outstanding and exercisable for the Stock Option Plans as of December 31, 2009, segmented by range of exercise prices is as follows:

                                          OUTSTANDING                                 EXERCISABLE
                         ----------------------------------------------     ------------------------------
                                                             WEIGHTED
                                                             AVERAGE
                                          WEIGHTED           REMAINING                       WEIGHTED
                         NUMBER OF         AVERAGE          CONTRACTUAL      NUMBER OF        AVERAGE
                          SHARES       EXERCISE PRICE          LIFE           SHARES       EXERCISE PRICE
                         ---------     --------------    ---------------    -----------    ---------------
Stock Options:
$5.00 - $9.40             112,054          $7.20           4.2 years          66,537            $8.86

     In 2009, the Company had stock based compensation expense of $23 thousand compared to an expense of $8 thousand in 2008. The Company recorded no tax benefit from stock based compensation during the years ended December 31, 2009 and December 31, 2008, respectively.

(16) PRIVATE PLACEMENT COMMON STOCK OFFERING AND PREFERRED STOCK ISSUANCE

     In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants along with the shares of common stock. As part of the offering, one warrant was issued for each share of Cornerstone Financial Corporation common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of Cornerstone Financial Corporation common stock for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

     In December 2009, the Company authorized the establishment of 1 million of $0 par, $1 thousand stated value, Perpetual Non-Cumulative Convertible Preferred Stock, Series A. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the state value plus any dividends declared but unpaid. The preferred shares have priority with regard to dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

(17) DEFERRED COMPENSATION PLANS

     Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (the "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $96 thousand and $67 thousand in deferred compensation expense during the years ended December 31, 2009 and 2008, respectively.

(18) REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which it was subject.

     As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action.

     The Bank's actual capital amounts and ratios at December 31, 2009 and 2008 are presented in the following table:

                                                                                      TO BE WELL CAPITALIZED
                                                             FOR CAPITAL ADEQUACY     UNDER PROMPT CORRECTIVE
                                     ACTUAL                        PURPOSES             ACTION PROVISIONS
                                 -------------------         -------------------      -----------------------
(dollars in thousands)           AMOUNT        RATIO         AMOUNT        RATIO          AMOUNT       RATIO
                                 ------        -----         ------        -----          ------       -----
At December 31, 2009:
   Total Capital (to risk
     weighted assets)            $27,902       10.7%         $20,837        8.0%          $26,046      10.0%
   Tier I Capital (to risk
     weighted assets)            $22,248        8.6%         $10,418        4.0%          $15,628       6.0%
   Tier I Capital (to
     average assets)             $22,248        7.3%         $12,215        4.0%          $15,269       5.0%

At December 31, 2008:
   Total Capital (to risk
     weighted assets)            $19,511        9.1%         $17,065        8.0%          $21,331      10.0%
   Tier I Capital (to risk
     weighted assets)            $15,378        7.2%         $ 8,533        4.0%          $12,799       6.0%
   Tier I Capital (to
     average assets)             $15,378        6.2%         $ 9,861        4.0%          $12,327       5.0%

(19) DIVIDEND POLICY

     The future dividend policy of the Company is subject to the discretion of the Board of Directors and will be dependent upon a number of factors, including operating results, financial condition and general business conditions. As a practical matter, unless the Company establishes subsidiaries or operations other then the Bank, dividends from the Bank will be the sole source of income to the Company out of which dividends may be paid. Therefore the ability of the Company to pay dividends is subject to any legal restrictions on the ability of the Bank to pay dividends to the Company. Under New Jersey law, the directors of a New Jersey state-chartered bank, such as the Bank, are permitted to declare dividends on common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have surplus (additional paid-in capital) of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

(20) SUBSEQUENT EVENT

     The Company has evaluated subsequent events through the filing date of this report, and determined that there were no recognized or non-recognized subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Bank's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that as of such date, the Bank's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Bank is recorded, processed, summarized and reported in a timely manner.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on this assessment using the COSO criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

     This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.


     There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. George w. Matteo, Jr. President & CEO Keith Winchester, Chief Financial Officer

ITEM 9B. OTHER INFORMATION

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The information contained under the sections captioned "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC prior to April 30, 2010 (the "Proxy Statement") is incorporated herein by reference.

CODE OF ETHICS. The Company has adopted a Code of Ethics for the Bank's chief executive officer and principal financial and accounting officers. A copy of the Code of Ethics can be found on the Company's internet website at WWW.CORNERSTONEBANK.NET. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within four business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth summary information regarding the Company's equity compensation plans:

                                                                                                   (C)
                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE
                                            (A)                       (B)                 FOR FUTURE ISSUANCE
                                   NUMBER OF SECURITIES         WEIGHTED-AVERAGE              UNDER EQUITY
                                    TO BE ISSUED UPON           EXERCISE PRICE OF          COMPENSATION PLANS
                                        EXERCISE OF                OUTSTANDING           (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS                REFLECTED
   AS OF DECEMBER 31, 2009        WARRANTS, AND RIGHTS (#)       AND RIGHTS ($)             IN COLUMN (A))
   -----------------------        -----------------------     --------------------      -----------------------
Equity compensation plans
approved by security holders (1)          112,054                     $7.20                         111,405

Equity compensation plans
not approved by security
holders                                      -                          -                               -
                                          -------                     -----                         -------
    Total                                 112,054                     $7.20                         111,405
                                          =======                     =====                         =======

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

1. The statements of financial condition of the Company as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2009 and 2008, together with the related notes.

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

10.(e) Amended and Restated Non-Qualified Deferred Compensation Plan dated September 9, 2008 (1)

10.(f) Loan Agreement with Atlantic Central Bankers Bank ("ACBB") dated February 17, 2009 (2)

10.(g)  Line of Credit Note with ACBB dated February 17, 2009 (2)

10.(h)  Stock Pledge Agreement with ACBB dated February 17, 2009 (2)

10.(i)  Amendment to the Employment Agreement by and between the Bank and Eugene
        D. D'Orazio dated February 19, 2010(3).

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

32.1    CEO Certification required under section 906 of Sarbanes - Oxley Act of
        2002

32.2    CFO Certification required under section 906 of Sarbanes - Oxley Act of
        2002

        (1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

        (2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

        (3) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 22, 2010.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORNERSTONE BANK


March 30, 2010                            By: /S/ GEORGE W. MATTEO, JR.
                                          -------------------------------------
                                          George W. Matteo, Jr.
                                          Chairman of the Board
                                          President and Chief Executive Officer

Date: March 30, 2010

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010.


/S/ GEORGE W. MATTEO,                                    /S/ KEITH WINCHESTER JR.
--------------------------------------                   ---------------------------------------------
George W. Matteo, Jr.                                    Keith Winchester
Chairman of the Board,                                   Executive Vice President and
President and Chief Executive Officer                    Chief Financial Officer
(Principal Executive Officer)                            (Principal Financial and Accounting Officer)


/S/ J. RICHARD CARNALL                                   /S/ J.  MARK BAIADA
--------------------------------------                   ---------------------------------------------
J. Richard Carnall                                       J. Mark Baiada
Vice Chairman                                            Director


/S/ GAETANO P. GIORDANO                                   /S/ ROBERT A. KENNEDY, JR.
--------------------------------------                    --------------------------------------------
Gaetano P. Giordano                                      Robert A. Kennedy, Jr.
Director                                                 Director


/S/ RONALD S. MURPHY                                     /S/ BRUCE PAPARONE
--------------------------------------                   ---------------------------------------------
Ronald S. Murphy                                         Bruce Paparone
Director                                                 Director