Form 10-K/A
period 2009-12-31
Cornerstone Financial Corp
filed 2010-04-28
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

|X| Annual report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2009
                                                   -----------------
                                      -OR-
|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from             to              .
                                               -----------    -------------

                        CORNERSTONE FINANCIAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

            NEW JERSEY                                     80-0282551
  ------------------------------                     ------------------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

6000 MIDLANTIC DRIVE, SUITE 120 S, NEW JERSEY                          08054
--------------------------------------------------------------------------------
(Address of principal executive offices)                             Zip Code

Registrant's telephone number, including area code: (856) 439-0300
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                 ---------------
                                (Title of Class)

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
                                      ---    ---
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files). YES X   NO    .
                                   ---     ---
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, am accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

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

This amendment is being filed to include within the Registrant's Form 10-K certain information which was originally to be incorporated by reference from the Registrant's definitive proxy statement. As the Registrant's definitive proxy statement will not be filed with the Securities and Exchange Commission on or prior to April 30, 2010, the Registrant is amending its Form 10-K to include this information.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names, ages, principal occupations, and business experience, as well as their prior service on the Board, if any, for all nominees and for those members of our Board whose terms continue beyond the 2010 Annual Meeting. Unless otherwise indicated, principal occupations shown for each Director have extended for five or more years.


J. RICHARD CARNALL      DIRECTOR SINCE 2004      TERM EXPIRES 2010     AGE 71
--------------------------------------------------------------------------------

J. Richard Carnall, currently retired, is the former Chairman and CEO of PFPC Worldwide, Inc., a subsidiary of PNC Bank from 1987 until 2002. From 1981 to 2002, Mr. Carnall was Executive Vice President of PNC Bank, National Association and held directorships with various PNC Bank-related entities from 1993 to 2002. Mr. Carnall has also served as a director of RBB Fund, Inc., a registered investment company since 2002. As a career banker, he brings a wealth of industry experience to his service on the Company's Board.


GAETANO P. GIORDANO     DIRECTOR SINCE 1999      TERM EXPIRES 2010     AGE 53
--------------------------------------------------------------------------------

Mr. Giordano is the President of Vincent Giordano Corporation, Philadelphia, Pennsylvania, since 1983. Mr. Giordano also serves on the Board of Trustees of LaSalle University, located in Philadelphia, Pennsylvania. Mr. Giordano also serves as a director of a number of children's charitable organizations. His diverse involvement in local community affairs brings an important and unique outlook when considering issues affecting our marketplace, customers and shareholders.


RONALD S. MURPHY        DIRECTOR SINCE 1999      TERM EXPIRES 2010     AGE 60
--------------------------------------------------------------------------------

Since 1978, Ronald S. Murphy has served as the President of Murphy's Markets of South Jersey, Inc., a chain of supermarkets. Mr. Murphy's business experience provides him with insight and understanding of many of the same issues our small business customers, and the Company, deal with today, including financial and strategic planning, capital allocation and management development.


SUSAN BARRETT           DIRECTOR SINCE 2010      TERM EXPIRES 2010     AGE 49
--------------------------------------------------------------------------------

Susan Barrett is a former President and partner of Dearden, Maguire, Weaver & Barrett LLC, investment and financial advisors, retiring in 2007. Ms. Barrett has recently re-entered the financial industry as an independent advisor and consultant for individuals, non-profits and small banks. Ms. Barrett is also an active member of a variety of local organizations, acting as a financial advisor for various non-profit entities in the area, and as a member of the Board of Trustees of LaSalle University. Ms. Barrett's extensive knowledge of financial affairs and small bank operations provides valuable insight to the Board.


ROBERT E. GROODY        DIRECTOR SINCE 2010      TERM EXPIRES 2010     AGE 51
--------------------------------------------------------------------------------

Bob Groody has extensive experience in financial services, banking, and residential real estate lending. Mr. Groody has more than 20 years experience in banking, including acting as both Chief Operating Officer and Chief Financial Officer with entities such as GMAC Bank and Cendant Mortgage Corporation, successfully increasing lending, total assets, and consumer deposit throughout his career. Mr. Groody is also Chairman of the Board of the YMCA of Burlington County. Mr. Groody's experience in developing strategic plans to increase loan production, assets and consumer deposits, building integrated customers service mechanisms, and knowledge and ability of the operations of banking organizations, allows him to provide valuable input to the Board of Directors.


J. MARK BAIADA          DIRECTOR SINCE 1999      TERM EXPIRES 2011     AGE 62
--------------------------------------------------------------------------------

J. Mark Baiada is the President of Bayada Nurses, Inc., a home health care company. Mr. Baiada also serves as the Overseer of the University of Pennsylvania School of Nursing. Mr. Baiada's knowledge of economic conditions in our local markets is also of great assistance to the Company.


BRUCE PAPARONE          DIRECTOR SINCE 2000      TERM EXPIRES 2011     AGE 48
--------------------------------------------------------------------------------

Bruce Paparone is the President of Paparone Corporation since 1995, a real estate development company. Mr. Paparone has served as a trustee and director of Kennedy Health System since 1989. Mr. Paparone's knowledge and understanding of real estate provides valuable insight to our Board and our lending policies.


GEORGE W. MATTEO, JR.   DIRECTOR SINCE 1999      TERM EXPIRES 2012     AGE 54
--------------------------------------------------------------------------------

Mr. Matteo has served as the President and Chief Executive Officer of the Bank since March 2006 and of the Company's since inception in 2008; Chairman of the Board of Directors since the Bank's inception in 1999 and the Company's inception in 2008. He has also served an equity partner in the law firm Wolf, Block, Schorr and Solis-Cohen LLP from 2005-2006; Mr. Matteo maintained an of-counsel relationship with Wolf Block from March 2006 through January 2007. His business and legal experience and background give Mr. Matteo unique insight into all of the components of the Company's business, including shareholder relations, capital management, loss mitigation, financial and strategic planning, regulatory relations and management planning.


ROBERT A. KENNEDY, JR.  DIRECTOR SINCE 1999      TERM EXPIRES 2012     AGE 54
--------------------------------------------------------------------------------

President of the Kennedy Companies since 1986, a wholesale distributor of underground utility products, founded in 1973. Mr. Kennedy serves as a Trustee of Our Lady of Lourdes Medical Center and the St. Joseph's Carpenter Society. The Board benefits from his long term knowledge of the Company's market area and customers.


CODE OF ETHICS. The Company has adopted a Code of Ethics for the Bank's chief executive officer and principal financial and accounting officers. A copy of the Code of Ethics can be found on the Company's internet website at WWW.CORNERSTONEBANK.NET. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within four business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K/A and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

AUDIT COMMITTEE. The Audit Committee is responsible for the selection and recommendation of the independent accounting firm for the annual audit and to establish, and assure the adherence to, a system of internal controls. It reviews and accepts the reports of the Company's independent auditors and federal examiners. In 2009, the Audit Committee consisted of Messrs. Paparone (Chair), Carnall, Giordano, and Kennedy. In February 2010, Susan Barrett and Robert E. Groody also became members of the audit committee. The audit committee does not currently have any member qualifying as an "audit committee financial expert" as that term is defined in SEC Regulation S-K Item 407(d)(5). The board believes that all members of the audit committee are financially literate and experienced in business matters. Like many small companies, it is not easy for the company to attract and retain competent and diligent board members, and competition for individuals qualifying as "audit committee financial experts" is significant. The board believes that the current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert". The Audit Committee has adopted a written charter, which is available at http://www.cornerstonebanknj.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth certain information about each executive officer of the Company who is not also a director.


--------------------------- ---------------------------------------------------
                                                              TERM  OF OFFICE
NAME                  AGE   POSITION WITH COMPANY             EXPIRES (1)

--------------------------- ---------------------------------------------------
Keith Winchester      57    Executive Vice President and      (2)
                            Chief  Financial Officer
--------------------------- ---------------------------------------------------
Gene D'Orazio         47    Executive Vice President and      2011
                            Chief Operating Officer
--------------------------- ---------------------------------------------------

(1) Pursuant to New Jersey law, officers serve at the pleasure of the Board of Directors
(2) Please see Item 11 for a description of the term of Mr. Winchester's employment agreement.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

     The Company believes that all persons associated with the Company and subject to Section 16(a) have made all required filings for the fiscal year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation paid to the CEO and the two other most highly compensated executive officers of the Company earning in excess of $100,000 (the "named executive officers") as of the fiscal year ended December 31, 2009.

                                                      EXECUTIVE COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 NON-QUALIFIED
                                                                                    DEFERRED
                                                                     OPTION       COMPENSATION        ALL OTHER
                                            SALARY       BONUS       AWARDS         EARNINGS        COMPENSATION        TOTAL
NAME AND PRINCIPAL POSITION        YEAR      ($)          ($)        ($)(1)           ($)                ($)             ($)
---------------------------------------------------------------------------------------------------------------------------------
George W. Matteo, Jr.              2009     311,171          - (2)   19,800         69,563 (6)       24,287 (3)(5)      424,821
Chairman of the Board,             2008     275,827     30,000 (2)        -         41,031 (6)       20,962 (3)(5)      367,820
President and CEO
---------------------------------------------------------------------------------------------------------------------------------
Gene D'Orazio                      2009     160,397                     572 (1)      9,630 (6)       11,446 (4)(5)      182,045
Executive Vice President and       2008     151,252          -          572 (1)      4,476 (6)       12,263 (4)(5)      168,563
Chief Operating Officer
---------------------------------------------------------------------------------------------------------------------------------
Keith Winchester                   2009     153,890          -          572 (1)     20,899 (6)        8,907 (4)(5)      184,268
Executive Vice President and       2008     144,785          -          572 (1)     13,538 (6)        8,400 (4)(5)      167,295
Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------------------

(1) Pursuant to newly effective requirements of the Securities and Exchange Commission, the amounts set forth represent the aggregate grant date fair value of the stock and option awards, computed in accordance with FASB ASC Topic 718, rather than the expense recognized pursuant to SFAS 123 (R). The value of prior year grants has been restated to conform to the newly required presentation
(2) Represents a signing bonus pursuant to the terms of Mr. Matteo's employment agreement dated January 10, 2008.
(3)  Includes payments for an auto allowance and country club dues
(4)  Includes payments for an auto allowance
(5)  Includes the Bank's contributions under the Cornerstone Bank 401(k) Plan
(6) Includes payments under the Cornerstone Bank Nonqualified Deferred Compensation Plan (Deferred Compensation Plan") adopted January 1, 2008. Under the Deferred Compensation Plan, the Board designates those employees eligible to participate and receive contributions credited to an unfounded Plan Deferral Account equal to a percentage of such employees base salary.

     MATTEO EMPLOYMENT AGREEMENT. On January 10, 2008, we entered into an employment agreement with George W. Matteo, Jr., our Chairman, President and Chief Executive Officer. Under the Agreement, Mr. Matteo receives an annual base salary as determined from time to time by the Board, but no less than $345,000. Mr. Matteo is eligible to participate in any bonus plan implemented by us for executive employees, on terms no less favorable than those applicable to any comparable executive of the Company, or in a bonus plan specific to Mr. Matteo but which will be at least as favorable to Mr. Matteo as any plan applicable to any comparable executive employees. Under the Agreement, we also provide Mr. Matteo with certain fringe benefits, which in the aggregate will be not less favorable than those received by our comparable executive employees, include an automobile allowance and reimbursement for membership dues and other business-related expenses in accordance with our policy.

     The current term of the Agreement ends on March 31, 2011. The Agreement will automatically renew for successive one (1) year terms unless (i) either we or Mr. Matteo gives written notice of termination at least sixty (60) days prior to the anniversary date of the then-current term, or (ii) the Agreement is terminated earlier in accordance with the termination provisions in the Agreement.

     We may terminate Mr. Matteo's employment "without Cause" (as such term is defined in the Agreement) upon giving thirty (30) days prior written notice to Mr. Matteo. Additionally, Mr. Matteo may resign for "Good Reason" (as such term is described below and more fully defined in the Agreement) upon giving written notice to us within forty-five (45) days after the event constituting Good Reason), provided that we have not cured such action constituting Good Reason within thirty (30) days after the event. For purposes of the Agreement, "Good Reason" includes, among other things, a reduction in title, authority, status or base salary, our failure to provide comparable benefits upon a Change in Control, or breach by us of a material provision of the Agreement. If Mr. Matteo resigns without Good Reason, he will be bound by a one year covenant not to compete with us, and a one year non-solicitation covenant with regard to our customers and employees.

     If Mr. Matteo is terminated by us without Cause or resigns for Good Reason, he will be entitled to receive for a period of the greater of eighteen (18) months from the date of termination of employment or the remaining term of the Agreement, (i) the sum of (a) his base salary as of the termination of his employment (or prior to any reduction thereof preceding termination of employment), plus (b) a dollar amount equal to the average of the bonuses he received for each of the three preceding calendar years, and (ii) all life, disability and medical insurance and other normal benefits in effect during the two preceding calendar years, or if we are unable to provide such benefits, a dollar amount that will equal the after tax cost of obtaining such benefits.

D'ORAZIO EMPLOYMENT AGREEMENT.

     On July 16, 2009, we entered into an employment agreement with Eugene D. D'Orazio, our Executive Vice President and Chief Operating Officer. Under the Agreement, Mr. D'Orazio receives an annual base salary as determined from time to time by the Board, but no less than $182,500. Mr. D'Orazio is eligible to receive bonuses during the term of the Agreement, at the discretion of the Board. Under the Agreement, we also provide Mr. D'Orazio with certain fringe benefits as may be provided by the Bank to its employees from time-to-time. The current term of the Agreement ends on February 28, 2011.

     We may terminate Mr. D'Orazio's employment "without Cause" (as such term is defined in the Agreement) upon giving thirty (30) days prior written notice to Mr. D'Orazio. Additionally, Mr. D'Orazio may resign for "Good Reason" (as such term is described below and more fully defined in the Agreement) upon giving written notice to us, provided that we have not cured such action constituting Good Reason within thirty (30) days after the event. For purposes of the Agreement, "Good Reason" includes, among other things, a reduction in title, authority, status or base salary, our failure to provide comparable benefits upon a Change in Control, or breach by us of a material provision of the Agreement. Following termination, Mr. D'Orazio will be bound by a one year non-solicitation covenant with regard to our customers and employees, and a covenant not-to-compete, which will be for a period of one (1) year if termination is following a change-in-control, or otherwise for sixty (60) days.

     If Mr. D'Orazio is terminated by us without Cause or resigns for Good Reason, and provided that he executed a Release, as such term is defined in the Agreement, he will be entitled to receive for the remaining term of the Agreement, but in no event greater than twelve (12) months nor less than (3) months, his base salary as of the termination of his employment (or prior to any reduction thereof preceding termination of employment), and (ii) medical insurance during the same time period, or if Company is unable to provide such benefits, a dollar amount that will equal the after tax cost of obtaining such benefits. In addition if a change of control occurs and a change of control payment is provided to Mr. D'Orazio pursuant to the terms of the employment agreement and if the Internal Revenue Service finds that such payment constitutes an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the company will decrease the minimum amount necessary to result in no portion of the payments and benefits being non-deductible pursuant to section 280G of the Code.

WINCHESTER EMPLOYMENT AGREEMENT.

     On February 15, 1999, The Cornerstone Formation Group, LLC, the predecessor entity to the Bank and the Company, entered into an employment agreement with Keith Winchester to serve initially as a consultant prior to the opening of the Bank. Since the opening of the Bank, and pursuant to the terms of the Agreement, Mr. Winchester has served as an Executive Vice President and Chief Financial Officer. Under the Agreement, Mr. Winchester's current annual base salary as determined from time to time by the Board, is no less than $170,000. Mr. Winchester is eligible to participate in a bonus plan implemented by us. Under the Agreement, we also provide Mr. Winchester with certain fringe benefits, including an automobile allowance. The term of the Agreement shall continue until such time as Mr. Winchester's employment is terminated by written notice at least 30, but no more than 60, days prior to such termination, and otherwise in accordance with the Agreement.

     We may terminate Mr. Winchester's employment "without Cause" (as such term is defined in the Agreement) upon giving no less than thirty (30) and no more than sixty (60) days prior written notice to Mr. Winchester. Additionally, Mr. Winchester may resign for "Good Reason" (as such term is described below and more fully defined in the Agreement) upon giving written notice to us after the event constituting Good Reason. For purposes of the Agreement, "Good Reason" includes, among other things, a reduction in title, position, duties, or base salary, or breach by us of a material provision of the Agreement.

     If Mr. Winchester is terminated by us without Cause or resigns for Good Reason, or following a Change in Control, he will be entitled to receive for a period of one year from the date of termination of employment his base salary as of the termination of his employment (or prior to any reduction thereof preceding termination of employment) and uninterrupted health insurance coverage substantially comparable to that which was in effect at the time of termination. In addition, if a termination or change of control occurs and the payment is provided to Mr. Winchester pursuant to the terms of the employment agreement and if the Internal Revenue Service finds that such payment constitutes an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the company will reduce such payment to an amount one ($1) dollar less than the amount that is fully deductive by the Company.

     The following table sets forth information regarding outstanding stock option awards for each of our Named Executive Officers as of December 31, 2009.

                           ---------------------------------------------------------------------------------------------------------
                                                         OPTION AWARDS                                      STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       MARKET
                              NUMBER OF                                                                NUMBER OF      VALUE OF
                              SECURITIES                                                               SHARES OR      SHARES OR
                              UNDERLYING      NUMBER OF SECURITIES                                     UNITS OF       UNITS OF
                             UNEXERCISED          UNDERLYING          OPTION                          STOCK THAT     STOCK THAT
                               OPTIONS        UNEXERCISED OPTIONS    EXERCISE         OPTION           HAVE NOT       HAVE NOT
                                 (#)                 (#)              PRICE         EXPIRATION          VESTED         VESTED
NAME                         EXERCISABLE         UNEXERCISABLE         ($)             DATE               (#)           ($)
------------------------------------------------------------------------------------------------------------------------------------
George W. Matteo, Jr.         22,575 (1)              -              $8.86 (1)       May 17, 2010           -            -
                                                   45,000            $5.00          July 16, 2019        45,000      207,000 (3)
------------------------------------------------------------------------------------------------------------------------------------
Gene D. D'Orazio                 522 (2)              -              $9.40 (2)     October 2, 2017          -            -
------------------------------------------------------------------------------------------------------------------------------------
Keith Winchester               4,369 (1)              -              $8.86 (1)      May 17, 2010            -            -
                                 564 (1)              -              $8.86 (1)      July 1, 2011            -            -
                                 522 (2)              -              $9.40 (2)     October 2, 2017          -            -
------------------------------------------------------------------------------------------------------------------------------------

(1) Has been restated to reflect the 7.5% common stock dividend paid on May 15, 2008 and the 5% common stock dividend paid on May 15, 2007.
(2) Has been restated to reflect the 7.5% common stock dividend paid on May 15, 2008.
(3) Based on the last sale price of the Bank's common stock known on April 27, 2010 ($4.60 per share price)

     The Company maintains three (3) equity compensation plans, the 2000 A Stock Option Plan, the 2000 B Stock Option Plan, and the 2009 Cornerstone Financial Corporation 2009 Equity Compensation Plan. Under these plans, the Company is authorized to issue options and restricted stock to purchase up to 231,807 shares of the Company's common stock, in the aggregate. All options authorized under the 2000 A Stock Option Plan and the 2000 B Stock Option Plan have been granted.

DIRECTORS' COMPENSATION


DIRECTOR COMPENSATION

                               FEES
                               EARNED                          NON-EQUITY       NONQUALIFIED
                               OR PAID   STOCK      OPTION     INCENTIVE PLAN   DEFERRED
                               IN CASH   AWARDS     AWARDS     COMPENSATION     COMPENSATION         ALL OTHER
NAME                           ($)(1)    ($)        ($)        ($)              EARNINGS ($)       COMPENSATION ($)  TOTAL ($)
----                           -------   ------     ------     --------------   ------------       ----------------  ---------
J. Mark Baiada                       -        -          -          -              3,000                    -          3,000
J. Richard Carnall               4,400        -          -          -                  -                    -          4,400
Gaetano P. Giordano                  -        -          -          -              2,400                    -          2,400
Robert A. Kennedy, Jr.               -        -          -          -              3,000                    -          3,000
Ronald S. Murphy                     -        -          -          -              2,700                    -          2,700
Bruce Paparone                       -        -          -          -              3,300                    -          3,300

     Our directors are not compensated for service on the Company's Board of Directors. We do compensate our directors for service on the Bank's Board of Directors. For each regular meeting attended in person, the Vice Chairman receives $400 and each other non-management director receives $300. The per meeting attendance fees are paid on a quarterly basis, unless the Director elects to participate in the Directors' Fee Deferral and Death Benefit Plan described below. We do not pay or accrue any fees to any director for attending meetings of committees of the Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees of the Board of Directors.

     In addition, we adopted, effective January 1, 2006, a Directors' Fee Deferral and Death Benefit Plan ("Director Plan"), which allows each non-employee director to elect to defer receipt of payment of some or all of his or her director fees into an unfunded Plan Deferral Account. All directors other then Mr. Carnell elected to defer their director fees in 2009. Pursuant to the prior election of each director participating in the Director Plan, at the end of each calendar year each director's Plan Deferral Account balance will be adjusted to reflect an earnings adjustment calculated as if the amount in the Plan Deferral Account were invested in either (1) an interest bearing account earning interest at the prime rate determined by the Board from time to time, or
(2) our common stock. Under the Director Plan, the designated beneficiary of each non-employee director will also be entitled to a death benefit of $75,000 in the event of his or her death while still serving as a director. Payment of this death benefit will be funded solely by one or more life insurance contracts obtained by us on the life of each participant. Accordingly, if a life insurance policy is not obtained then there will be no death benefit, or if a life insurance policy is obtained in an amount less than $75,000, then the amount of the death benefit payable shall be limited to the amount of proceeds paid under any such life insurance policy. The death benefit under the Director Plan is not a vested benefit and may be terminated at any time by amendment to the Director Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS


       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANs

     The following table sets forth summary information regarding the Company's equity compensation plans:

                                                                                                   (C)
                                                                                           NUMBER OF SECURITIES
                                             (A)                                          REMAINING AVAILABLE
                                     NUMBER OF SECURITIES               (B)               FOR FUTURE ISSUANCE
                                      TO BE ISSUED UPON          WEIGHTED-AVERAGE              UNDER EQUITY
                                         EXERCISE OF             EXERCISE PRICE OF          COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,           OUTSTANDING           (EXCLUDING SECURITIES
                                     WARRANTS, AND RIGHTS        OPTIONS, WARRANTS              REFLECTED
   AS OF DECEMBER 31, 2009                   (#)                  AND RIGHTS ($)             IN COLUMN (A))
   -----------------------          -----------------------     --------------------      -----------------------
Equity compensation plans
approved by security holders               112,054                     $7.20                         111,405
(1)

Equity compensation plans
not approved by security                      -                          -                              -
holders
                                        -------------                ----------                 --------------
                          Total            112,054                     $7.20                        111,405
                                        =============                ==========                 ==============

(1) Represents shares of the Company's common stock which may be issued upon the exercise of options granted under the Company's 2000 Stock Option Plans.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of March 31, 2010 regarding the number of shares of common stock beneficially owned by all Directors, executive officers described in the compensation table, and by all Directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the Director or executive officer can vest title in himself at once or within sixty (60) days. Beneficially owned shares also include shares over which the named person has sole or shared voting or investment power, shares owned by corporations controlled by the named person, and shares owned by a partnership in which the named person is a partner.

                                      SHARES OF COMMON          PERCENT
                                     STOCK BENEFICIALLY            OF
       NAME                                 OWNED(1)            CLASS(1)
       ----                          ------------------         --------
George W. Matteo, Jr.                     66,617 (2)               3.6%
J. Mark Baiada                           198,608 (3)(4)           10.5%
Susan Barrett                             12,287                      *
J. Richard Carnall                        45,555 (5)               2.5%
Gaetano P. Giordano                      117,902 (3)(6)            6.4%
Robert E. Groody                             125                      *
Robert A. Kennedy, Jr.                    59,675 (3)(7)            3.3%
Ronald S. Murphy                          74,994 (3)(8)            4.1%
Bruce Paparone                            72,199 (3)(9)            3.9%

EXECUTIVE OFFICERS WHO ARE NOT
DIRECTORS

Gene D'Orazio                              3,789 (10)                 *
Keith Winchester                           6,062 (11)                 *

Directors and executive
officers as a group (9 persons)          657,811 (12)(13)          32.9%

------------------------
* Less than one percent

(1) Beneficial ownership is based on 1,809,656 shares of common stock outstanding as of March 31, 2010. The securities "beneficially owned" by an individual and the percentage of ownership are determined in accordance with the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power. A person is also deemed to beneficially own shares of common stock which such person does not own but has the right to acquire presently or within 60 days.
(2)  Includes 22,575 shares issuable upon exercise of options
(3)  Includes 4,346 shares issuable upon exercise of options
(4)  Includes 71,429 shares issuable upon exercise of warrants
(5)  Includes 10,700 shares issuable upon exercise of warrants
(6)  Includes 14,285 shares issuable upon exercise of warrants
(7)  Includes 14,000 shares issuable upon exercise of warrants
(8)  Includes 14,275 shares issuable upon exercise of warrants
(9)  Includes 14,200 shares issuable upon exercise of warrants
(10) Includes 522 shares issuable upon exercise of options
(11) Includes 5,455 shares issuable upon exercise of options
(12) Consists of 49,760 shares issuable upon exercise of options
(13) Consists of 138,889 shares issuable upon exercise of warrants

     There are no shareholders other than those set forth above who beneficially own 5% or more of the common stock of the Company.


POTENTIAL PAYMENTS UPON CHANGE-IN-CONTROL

     If Mr. Matteo is terminated without Cause after a "Change in Control" or resigns with Good Reason after a Change in Control, Mr. Matteo will be entitled to receive for a period of two years from the date of termination of employment,
(i) the sum of (a) the highest base salary received by Mr. Matteo as of either the date of termination of his employment (or prior to any reduction thereof resulting in Good Reason for resignation) or any of the three immediately preceding calendar years, plus (b) a dollar amount equal to the highest bonus he received in any of the three preceding calendar years, and (ii) all life, disability and medical insurance and other normal benefits in effect during the two preceding calendar years, or if we are unable to provide such benefits, a dollar amount that will equal the after tax cost of obtaining such benefits. In addition if a change of control occurs and a change of control payment is provided to Mr. Matteo pursuant to the terms of the employment agreement and if the Internal Revenue Service finds that such payment constitutes an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the company will increase such change of control payment to place Mr. Matteo in his original after tax position.

     Should a "Change in Control" (as defined in the Agreement) occur prior to the time when all of Mr. Matteo's non-qualified stock options have vested, such unvested options shall immediately vest upon such Change in Control.

     If Mr. Winchester is terminated by us without Cause or resigns for Good Reason, or following a Change in Control, he will be entitled to receive for a period of one year from the date of termination of employment his base salary as of the termination of his employment (or prior to any reduction thereof preceding termination of employment) and uninterrupted health insurance coverage substantially comparable to that which was in effect at the time of termination. In addition, if a termination or change of control occurs and the payment is provided to Mr. Winchester pursuant to the terms of the employment agreement and if the Internal Revenue Service finds that such payment constitutes an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the company will reduce such payment to an amount one ($1) dollar less than the amount that is fully deductive by the Company. Should a termination without cause, resignation for good cause , or following a change in control (as defined in the Agreement) occur prior to the time when all of Mr. Winchester stock options have vested, such unvested options shall immediately vest.

     If Mr. D'Orazio is terminated without Cause after a "Change in Control" or resigns with Good Reason after a Change in Control, Mr. D'Orazio will be entitled to receive for a period of eighteen (18) months from the date of termination of employment, Mr. D'Orazio base salary as of either the date of termination of his employment (or prior to any reduction thereof resulting in Good Reason for resignation and (ii) all medical insurance benefits in effect during at the time of termination, or if we are unable to provide such benefits, a dollar amount that will equal the after tax cost of obtaining such benefits.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


RELATED PARTY TRANSACTIONS

     We expect to engage in banking transactions in the ordinary course of business with our shareholders, Directors and employees and their affiliates, including members of their families or corporations, partnerships or other organizations in which such shareholders, Directors and employees have a controlling interest, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others.

DIRECTOR INDEPENDENCE

     Each member of the Board of Directors is "independent" under the Nasdaq listing standards, except for George W. Matteo, Jr., who in addition to being a member of the Board, is an executive officer of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company's independent auditors for the fiscal year ended December 31, 2009 were KPMG. KPMG has advised the Company that one or more of its representatives will be present at the Annual Meeting to make a statement if they so desire and to respond to appropriate questions.

PRINCIPAL ACCOUNTING FIRM FEES

     Aggregate fees billed to the company for the fiscal years ended December 31, 2009 and 2008 by the Company's principal accounting firm are shown in the following table.


                                              FISCAL YEAR ENDED DECEMBER 31
                                            ---------------------------------
                                                 2009                  2008
                                            ------------           ----------
Audit Fees                                  $    117,667           $   92,663
Audit-Related Fees                          $                      $
                                            ------------           ----------
Tax Fees                                          20,980               18,236
                                            ------------           ----------

Total Audit and Audit-Related Fees          $    138,647           $  110,899
All Other Fees                              $        -             $      -
                                            ------------           ----------

Total Fees                                  $    138,647           $  110,899
                                            ============           ==========


ITEM 15. EXHIBITS

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

21     Subsidiaries of the Registrant (4)

31.1   CEO Certification required under section 302 of Sarbanes - Oxley Act of
       2002

31.2   CFO Certification required under section 302 of Sarbanes - Oxley Act of
       2002

32.1 CEO Certification required under section 906 of Sarbanes - Oxley Act of 2002 (4)

32.2 CFO Certification required under section 906 of Sarbanes - Oxley Act of 2002 (4)

       (1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

       (2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

       (3) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 22, 2010.

       (4) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2010


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORNERSTONE FINANCIAL CORPORATION

April 27, 2010                          By: /S/ GEORGE W. MATTEO, JR.
                                           ----------------------------------
                                           George W. Matteo, Jr.
                                           Chairman of the Board
                                           President and Chief Executive Officer