Form 10-Q
period 2010-03-31
Cornerstone Financial Corp
filed 2010-05-14
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarterly period ended  March 31, 2010
                                     ---------------

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from             to              .
                                     -----------    -------------

                        CORNERSTONE FINANCIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

              NEW JERSEY                                 80-0282551
   -------------------------------                ------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   6000 Midlantic Drive, Suite 120 S, Mount Laurel, New Jersey        08054
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

Indicate by checkmark  whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES     NO X
                                     --   ---

As of May 12, 2010, there were 1,809,656 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION
                                    CONTENTS
                                    --------

                                                                                       PAGES
                                                                                       -----
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements..............................................1

     Consolidated Statements of Financial Condition at March 31, 2010 (unaudited)
        and December 31, 2009..............................................................1

     Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009......................................................2

     Consolidated Statement of Changes in Stockholders' Equity (unaudited)
         for the three months ended March 31, 2010.........................................3

     Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009......................................................4

     Notes to Consolidated Financial Statements (unaudited) ...............................5

   Item 2.  Management's Discussion and Analysis or Plan of Operation.....................12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................21

   Item 4.  Controls and Procedures.......................................................21

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................................21

   Item 1A. Risk Factors..................................................................21

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................22

   Item 3.  Defaults upon Senior Securities...............................................22

   Item 4.  Submission of Matters to a Vote of Security Holders...........................22

   Item 5.  Other Information.............................................................22

   Item 6.  Exhibits......................................................................22

Signatures................................................................................23

Exhibit 31.1..............................................................................24

Exhibit 31.2..............................................................................25

Exhibit 32.1 .............................................................................26

Exhibit 32.2 .............................................................................27

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(IN THOUSANDS, EXCEPT SHARE DATA)                       MARCH 31, 2010       DECEMBER 31, 2009
                                                        --------------       -----------------
ASSETS:                                                  (unaudited)
Cash and due from banks                                  $      7,080           $      4,742
Federal funds sold                                             12,000                      -
                                                         ------------           ------------
     Cash and cash equivalents                                 19,080                  4,742
                                                         ------------           ------------
Investment securities:
   Held to maturity (fair value 2010 -
    $51,667; 2009 - $47,294)                                   51,858                 48,059
Loans receivable                                              237,428                238,424
     Less allowance for loan losses                             3,541                  3,432
                                                         ------------           ------------
          Loans receivable, net                               233,887                234,992
                                                         ------------           ------------
Federal Home Loan Bank stock                                    1,353                  1,572
Premises and equipment, net                                     7,801                  7,871
Accrued interest receivable                                     1,587                  1,484
Bank owned life insurance                                       4,562                  4,521
Deferred taxes                                                  1,235                  1,154
Other assets                                                    1,650                  1,749
                                                         ------------           ------------
    Total Assets                                         $    323,013           $    306,144
                                                         ============           ============

LIABILITIES:
Non-interest bearing deposits                            $     32,946           $     37,500
Interest bearing deposits                                     114,768                 99,132
Certificates of deposit                                       122,073                112,861
                                                         ------------           ------------
     Total deposits                                           269,787                249,493
                                                         ------------           ------------
Advances from the Federal Home Loan Bank                       25,000                 29,883
Line of Credit                                                  4,722                  4,672
Subordinated debt                                               3,000                  3,000
Unsettled Securities payable                                    1,000                      -
Other liabilities                                               1,216                  1,283
                                                         ------------           ------------
    Total Liabilities                                         304,725                288,331
                                                         ------------           ------------

Commitments and Contingencies (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock:
$0 par value; $1,000 per share stated value,
authorized 1,000,000  shares; issued and
outstanding 1,900 at March 31, 2010 and
December 31, 2009, respectively                                 1,900                  1,900
Common stock:
$0 par value: authorized 10,000,000 shares;
issued and outstanding 1,809,656 at March 31,
2010 and December 31, 2009, respectively                            -                      -
Additional paid-in capital                                     16,623                 16,623
Retained deficit                                                 (235)                  (710)
                                                         ------------           ------------
     Total Shareholders' Equity                                18,288                 17,813
                                                         ------------           ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    323,013           $    306,144
                                                         ============           ============


See accompanying notes to consolidated financial statements

                               CORNERSTONE FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                        --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   MARCH 31, 2010          MARCH 31, 2009
                                                        --------------          --------------
INTEREST INCOME                                           (Unaudited)             (Unaudited)
  Interest and fees on loans                             $      3,373           $        2,964
  Interest on investment securities                               547                      384
  Interest on federal funds                                         2                        3
                                                         ------------           --------------
     TOTAL INTEREST INCOME                                      3,922                    3,351

INTEREST EXPENSE
  Interest on deposits                                            938                    1,232
  Interest on borrowings                                          184                      295
                                                         ------------           --------------
     TOTAL INTEREST EXPENSE                                     1,122                    1,527
                                                         ------------           --------------
  Net interest income                                           2,800                    1,824
  Provision for loan losses                                       109                      341
                                                         ------------           --------------
  NET INTEREST INCOME AFTER LOAN LOSS PROVISION                 2,691                    1,483
                                                         ------------           --------------
NON-INTEREST INCOME
  Service charges on deposit accounts                              49                       27
  Origination fees on mortgage loans sold                           -                        4
  Bank owned life insurance income                                 41                       43
  Gain on sale of Loan                                             39                        -
  Miscellaneous fee income                                         25                       19
                                                         ------------           --------------
     TOTAL NON-INTEREST INCOME                                    154                       93
                                                         ------------           --------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                1,200                    1,064
  Net occupancy                                                   321                      464
  Data processing and other service costs                         100                       85
  Professional services                                           138                       83
  Advertising and promotion                                        26                       41
  Other real estate owned expense                                   9                        9
  FDIC expense                                                    109                       54
  Other operating expenses                                        167                      123
                                                         ------------           --------------
     TOTAL NON-INTEREST EXPENSE                                 2,070                    1,923
                                                         ------------           --------------
Income(loss) before income taxes                                  775                     (347)
Income tax expense (benefit)                                      300                     (149)
                                                         ------------           --------------
NET INCOME(LOSS)                                                  475           $         (198)
Preferred stock dividends                                          33                        -
                                                         ------------           --------------
Net income(loss) available to
common shareholders                                      $        442           $         (198)
                                                         ============           ==============
EARNINGS PER SHARE
  Basic                                                  $       0.24           $        (0.12)
  Diluted                                                $       0.24           $        (0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                         1,810                    1,656
  Diluted                                                       1,810                    1,656

See accompanying notes to consolidated financial statements

                        CORNERSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                      ACCUMULATED
                                                                      ADDITIONAL    ACCUMULATED         OTHER
                            COMPREHENSIVE    PREFERRED     COMMON      PAID-IN        EARNINGS       COMPREHENSIVE
(DOLLARS IN THOUSANDS)          INCOME         STOCK        STOCK       CAPITAL       (DEFICIT)          INCOME            TOTAL
                            -------------   ---------    ---------    ----------    -----------      -------------      ---------
Balance at
December 31, 2009
Comprehensive income                         $  1,900    $       -    $   16,623      $   (710)             -           $  17,813
                                             ========    =========    ==========      ========          ========        =========
 Net Income                   $    475            -              -             -           475              -                 475
                              --------
 Comprehensive income         $    475
                              ========
Stock based compensation                          -              -            33             -              -                  33
Preferred Stock
  Dividend ($17.50
  per share)                                      -              -           (33)            -              -                 (33)
                                            ---------    ---------    ----------     ---------         ---------        ---------
Balance at
   March 31, 2010                           $   1,900    $       -    $   16,623     $    (235)        $    -           $  18,288
                                            =========    =========    ==========     =========         =========        =========






     See accompanying notes to consolidated financial statements.

                                    CORNERSTONE FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                     ------------------------------------
(IN THOUSANDS)                                                       MARCH 31, 2010        MARCH 31, 2009
                                                                     --------------        --------------
                                                                      (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income(loss)                                              $     475            $    (198)
         Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
         Provision for loan losses                                           109                  341
         Depreciation                                                         94                  405
         Amortization of premiums and discounts, net                          25                    2
         Stock Option expense                                                 33                    1
         Deferred tax (benefit)                                              (81)                (151)
         Decrease in other real estate owned                                   -                   67
         Loans originated for sale                                             -               (1,368)
         Proceeds from sales of loans held for sale                            -                1,118
         Income on Bank Owned Life Insurance                                 (41)                 (43)
         Increase (decrease) in accrued interest receivable
           and other assets                                                   (4)                  101
         Increase (decrease) in other liabilities                            (67)                  105
                                                                       ---------           ----------
           Net cash provided by operating activities                         543                  380
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investments held to maturity                        (5,652)             (17,643)
         Maturity and calls of investments held to maturity                2,828                8,659
         Redemption of  FHLB Stock                                           219                   11
         Net decrease (increase) in loans                                    996              (19,729)
         Purchases of premises and equipment                                 (24)                 (17)
                                                                       ---------           ----------
           Net cash used in  investing activities                         (1,633)             (28,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in deposits                                         20,294               26,786
         Proceeds from borrowings                                        242,650               23,300
         Principal payments on borrowings                               (247,483)             (19,065)
         Cash dividend paid for preferred  stock                             (33)                   -
                                                                       ---------           ----------
           Net cash provided by financing activities                      15,428               31,021
         Net increase in cash and cash equivalents                        14,338                2,682
Cash and cash equivalents at the beginning of the period                   4,742                9,368
                                                                       ---------           ----------
Cash and cash equivalents at the end of the period                     $  19,080           $   12,050
                                                                       =========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                      $   1,137           $    1,452
         Cash paid during the period for income taxes                        126                    -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Unsettled HTM investment security                             $   1,000           $        -

See accompanying notes to consolidated financial statements.

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

Cornerstone Financial Corporation was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009. The statement of financial condition as of December 31, 2009 has been derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Cornerstone Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the United States Securities and Exchange Commission.

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

NOTE 5 - STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) Topic 718 "Stock Compensation." The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Company had $369 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at March 31, 2010.

On March 1, 2008, options to purchase a total of 1,750 shares of common stock were granted with an exercise price of $7.49 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis, with one-third being immediately vested. The exercise price of each option equals the market price of the common stock on the date of the grant.

On July 16, 2009, options to purchase a total of 45,000 shares of common stock were granted with an exercise price of $5.00 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis beginning on July 16, 2010, with vesting accelerating in certain circumstances such as change in control of the Company. The exercise price of each option equals the market price of the common stock on the date of the grant.

On January 16, 2010, options to purchase a total of 111,000 shares of common stock were granted with an exercise price of $4.50 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis beginning on January 21, 2011, with vesting accelerating in certain circumstances such as change in control of the Company. The exercise price of each option equals the market price of the common stock on the date of the grant.

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at March 31, 2009 and December 31, 2009 is as follows (in thousands):

                                                 MARCH 31, 2010
                                                      GROSS             GROSS
                                                    UNREALIZED        UNREALIZED           FAIR
                                        COST          GAINS             LOSSES             VALUE
                                      ---------   --------------      ----------         ---------
INVESTMENTS HELD TO MATURITY:
Government agency obligations         $  43,376       $  102           $  (289)          $  43,189
Mortgage backed securities                8,482           83               (87)              8,478
                                      ---------       ------           -------           ---------
Total                                 $  51,858       $  185           $  (376)          $  51,667
                                      =========       ======           =======           =========

                                                 DECEMBER 31, 2009
                                                      GROSS             GROSS
                                                    UNREALIZED        UNREALIZED           FAIR
                                         COST         GAINS             LOSSES             VALUE
                                      ---------   --------------      ----------         ---------
INVESTMENTS HELD TO MATURITY:
Government agency obligations         $  39,019       $   42           $  (721)          $  38,340
Mortgage backed securities                9,040           46              (132)              8,954
                                      ---------       ------           -------           ---------
Total                                 $  48,059       $   88           $  (853)          $  47,294
                                      =========       ======           =======           =========

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at March 31, 2010 and December 31, 2009 for the time periods shown (in thousands):

                                                                      MARCH 31, 2010

                                        LESS THAN 12 MONTHS         12 MONTHS OR LONGER                TOTAL
                                     ------------------------     -----------------------     -----------------------
                                                   UNREALIZED                   UNREALIZED                  UNREALIZED
                                     FAIR VALUE       LOSSES      FAIR VALUE      LOSSES      FAIR VALUE      LOSSES
                                     -----------    ----------    ----------     ---------    ----------     --------
INVESTMENTS HELD TO MATURITY:
Government Agency Obligations         $  2 ,864       $   41       $ 17,714       $   248      $ 20,578      $   289
Mortgage Backed Securities                4,740           87              -             -         4,740           87
                                      ---------       ------       --------       -------      --------      -------
Total temporarily
   impaired investment
   securities                         $   7,604       $  128       $ 17,714       $   248      $ 25,318      $   376
                                      =========       ======       ========       =======      ========      =======

                                                                      DECEMBER 31, 2009

                                        LESS THAN 12 MONTHS          12 MONTHS OR LONGER                TOTAL
                                     ------------------------     -----------------------     ------------------------
                                                   UNREALIZED                   UNREALIZED                  UNREALIZED
                                     FAIR VALUE      LOSSES      FAIR VALUE       LOSSES      FAIR VALUE      LOSSES
                                     -----------    ----------    ----------     ---------    ----------     --------
INVESTMENTS HELD TO MATURITY:
Government Agency Obligations         $  33,940       $  721              -             -      $ 33,940      $   721
Mortgage Backed Securities                4,715          132              -             -         4,715          132
                                      ---------       ------       --------       -------      --------      -------
Total temporarily
   impaired investment
    securities                        $  38,655       $  853       $      -       $     -      $ 38,655      $   853
                                      =========       ======       ========       =======      ========      =======

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

NOTE 7 - LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

                                        MARCH 31, 2010       DECEMBER 31, 2009
                                        --------------       -----------------
Commercial                                $   92,023            $   91,717
Real estate - commercial                     106,420               105,702
Real estate - residential                     17,204                19,137
Construction                                  12,298                12,104
Consumer loans                                 9,604                 9,875
Net deferred loan fees                         (121)                  (111)
                                          ----------            ----------
                                             237,428               238,424
 Allowance for loan losses                    (3,541)               (3,432)
                                          ----------            ----------
        Loans receivable, net             $  233,887            $  234,992
                                          ==========            ==========

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At March 31, 2010, the loans-to-one-borrower limitation was approximately $4.3 million; this excludes an additional 10% of capital funds, or approximately $2.9 million which may be loaned if collateralized by readily marketable securities. At March 31, 2010, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized $17 thousand in interest income on non-accrual loans during the three month period ended March 31, 2010 and $32 thousand for the three month period ended March 31, 2009.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At March 31, 2010 the Company had $6.7 million in non-accrual loans compared to $8.1 million in non-accrual loans at December 31, 2009. At March 31,

2010, the Company had eight impaired loan relationships totaling $7.5 million (included within the non-accrual loans discussed above) in which $6.0 million was sufficiently collateralized and a specific reserve of $1.5 million has been recorded for the remaining balance. The average balance of impaired loans totaled $8.4 million as of March 31, 2010, and interest income recorded on impaired loans during the three months ended March 31, 2010 totaled $30 thousand, as compared to $32 thousand for the three months ended March 31, 2009.

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

The following table provides information regarding risk elements in the loan portfolio as of March 31, 2010 and December 31, 2009

(DOLLARS IN THOUSANDS)                                            MARCH 31, 2010         DECEMBER 31, 2009
                                                                  --------------         -----------------
Loans past due 90 days or more and accruing
Commercial                                                             $   634                 $   634
Commercial real estate                                                     165                   1,765
                                                                       -------                 -------
Total loans past due 90 days or more and accruing                          799                   2,399
                                                                       =======                 =======


(DOLLARS IN THOUSANDS)                                             MARCH 31, 2010         DECEMBER 31, 2009
                                                                   --------------         -----------------
Non-performing assets:
Non-accrual loans:
Commercial                                                             $ 1,398                   1,401
Commercial real estate                                                   5,315                   3,722
Residential real estate                                                      -                   3,020
                                                                       -------                 -------
Total                                                                    6,713                   8,143
Restructured loans                                                           -                       -
                                                                       -------                 -------
Total non-performing loans
                                                                         6,713                   8,143
Real estate owned                                                            -                       -
                                                                       -------                 -------
Total non-performing assets                                            $ 6,713                       -
                                                                       =======                 =======
Non-performing loans as a percentage of loans                            2.83%                   3.41%
                                                                       =======                 =======
Non-performing assets as a percentage of loans
  and real estate owned                                                  2.83%                   3.41%
                                                                       =======                 =======
Non-performing assets as a percentage of total assets                    2.08%                   2.66%
                                                                       =======                 =======

The following table sets forth with respect to the Bank's allowance for losses on loans

(dollars in thousands)                                              MARCH 31, 2010         MARCH 31, 2009
                                                                    --------------         --------------
Balance at beginning of year                                          $  3,432                 $ 1,133
Provision:
Commercial                                                                 109                     341
                                                                      --------                --------
      Total Provision                                                    3,541                   1,474
Charge-offs (net of recoveries)                                              -                       -
Consumer                                                                     -                       -
                                                                      --------                --------
      Total Charge-offs                                                      -                       -
                                                                      --------                --------
Net charge-offs                                                              -                       -
                                                                      ========                ========
Balance at end of period                                              $  3,541                $  1,474
                                                                      ========                ========
Period-end loans outstanding                                          $237,428                $213,833
                                                                      ========                ========
Average loans outstanding                                             $235,172                $203,056
                                                                      ========                ========
Allowance as a percentage of period-end loans                            1.51%                   0.73%
Net charge-offs as a percentage of average loans                         0.00%                   0.00%

NOTE 8 - BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4.6 million at March 31, 2010. Income of $41 thousand was recognized on the BOLI during the three month period ended March 31, 2010 as compared to $43 thousand for the three month period ended March 31, 2009. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 9 - DEFERRED COMPENSATION PLANS

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $ 43 thousand in deferred compensation expense during the three month period ended March 31, 2010 as compared to $35 thousand for the three month period ended March 31, 2009.

NOTE 10 - INCOME TAXES

The Company accounts for uncertainties in income taxes in accordance with Financial ASC Topic 740 "Accounting for Uncertainty in Income Taxes." ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Federal tax years 2006 through 2009 remain subject to examination as of March 31, 2010, while tax years 2005 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely then not that its deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of March 31, 2010 or December 31, 2009. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company's deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company's net income in the period in which it is recorded.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 "Fair Value Measurements and Disclosures" establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. ASC Topic 820 does not require any new fair value measurements. The adoption of ASC Topic 820 did not have a material impact on the Company's consolidated financial statements.

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

As of March 31, 2010 and December 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis.

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at March 31, 2010 and December 31, 2009 was as follows:

                                               MARCH 31, 2010                        DECEMBER 31, 2009
                                       ---------------------------------      ---------------------------------
                                                              ESTIMATED                              ESTIMATED
(IN THOUSANDS)                         CARRYING AMOUNT        FAIR VALUE      CARRYING AMOUNT        FAIR VALUE
                                       ---------------        ----------      ---------------        ----------
Financial assets:
     Cash and cash equivalents            $  19,080           $  19,080           $   4,742          $   4,742
     Investments held to maturity
          Federal Agency Securities          43,376              43,189              39,019             38,340
          Mortgage-backed Securities          8,482               8,478               9,040              8,954
     Loans receivable                       237,428             264,616             238,424            266,399
     FHLB stock                               1,353               1,353               1,572              1,572
     Bank Owned Life Insurance                4,562               4,562               4,521              4,521
     Accrued interest receivable              1,587               1,587               1,484              1,484
                                          ---------           ---------           ---------          ---------
         Total financial assets           $ 315,868           $ 342,865           $ 298,802          $ 326,012
                                          =========           =========           =========          =========
Financial Liabilities:
     Checking Accounts                    $  52,388           $  52,388           $  56,783          $  56,783
     Statement savings accounts               3,255               3,255               3,430              3,430
     Money market accounts                   27,115              27,115              19,658             19,658
     Index Accounts                          64,956              64,956              56,761             56,761
     Certificates of deposit                122,073             121,083             112,861            111,908
     FHLB advances                           25,000              25,000              29,883             29,883
     Line of Credit                           4,722               4,722               4,672              4,672
     Subordinated Debt                        3,000               3,000               3,000              3,000
     Accrued interest payable                   207                 207                 222                222
                                          ---------           ---------           ---------          ---------
         Total financial liabilities      $ 302,716           $ 301,726           $ 287,270          $ 286,317
                                          =========           =========           =========          =========

                                          CONTRACT            ESTIMATED           CONTRACT           ESTIMATED
                                           VALUE             FAIR VALUE             VALUE            FAIR VALUE
                                          ---------           ---------           ---------          ---------
Off-balance sheet instruments:
      Commitments to extend credit        $  49,176           $       -           $  45,684          $       -
                                          =========           =========           =========          =========

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

ASC TOPIC 825-10-50, INTERIM DISCLOSURES ABOUT FAIR VALUE OF INSTRUMENTS

In April 2009, the FASB issued guidance which requires publicly traded companies to disclose the fair value of financial instruments in interim financial statements. This guidance was adopted by the Company for the interim period beginning April 1, 2009 and the required disclosures are included in Footnote 11.

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

NOTE 13 - PRIVATE PLACEMENT COMMON STOCK OFFERING AND PREFERRED STOCK ISSUANCE

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of Company common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of Company common stock, $0 par, for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

In December 2009, the Company authorized the establishment of 2,000 shares of $0 par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

NOTE 14 - SUBSEQUENT EVENTS

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under "Item 1A-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

We have adopted a strategy of continued growth. At March 31, 2010, we had total assets of $323.0 million, total deposits of $269.8 million and total loans, net of $233.9 million compared to total assets of $306.1 million, total deposits of $249.5 million and total loans, net of $235.0 million at December 31, 2009. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at March 31, 2010, which are expected to mature or reprice in each of the time periods shown:

                                                                                         NON-RATE
                                                                                        SENSITIVE
                                            ONE YEAR       ONE-FIVE          OVER         ASSETS/
(DOLLARS IN THOUSANDS)                      OR LESS          YEARS        FIVE YEARS    LIABILITIES      TOTAL
                                           ---------       --------       ----------    -----------      -----
INTEREST-EARNING ASSETS:
  Short term investments                   $  12,000       $      -        $      -        $    -     $  12,000
  Investment securities held to
    maturity                                       -              -          51,858             -        51,858
  Loans receivable                           110,331         75,234          51,863             -       237,428
                                           ---------       --------        --------      --------      --------
  Total interest-earning assets              122,331         75,234         103,721             -       301,286
                                           ---------       --------        --------      --------      --------
  NON-RATE SENSITIVE ASSETS:
    Other assets                                   -              -               -        21,727        21,727
                                           ---------       --------        --------      --------      --------
     Total assets                          $ 122,331       $ 75,234        $103,721      $ 21,727     $ 323,013
                                           =========       ========        ========      ========     =========
INTEREST-BEARING LIABILITIES:
 Interest-bearing demand                    $ 19,442       $      -        $      -      $      -     $  19,442
 Statement savings                             3,255              -               -             -         3,255
 Money market                                 92,071              -               -             -        92,071
 Certificates of deposit                      82,794         39,279               -             -       122,073
 Subordinated debt                             3,000              -               -             -         3,000
 Borrowings                                        -         29,722               -             -        29,722
                                           ---------       --------        --------      --------      --------
     Total interest-bearing
       liabilities                           200,562         69,001               -             -       269,563
                                           ---------       --------        --------      --------      --------
NON-RATE SENSITIVE LIABILITIES:
  Non-interest bearing deposits                    -              -               -        32,946        32,946
  Other liabilities                                -              -               -         2,216         2,216
  Capital                                          -              -               -        18,288        18,288
                                           ---------       --------        --------      --------      --------
     Total liabilities and capital         $ 200,562       $ 69,001        $      -      $ 53,510     $ 323,013
                                           =========       ========        ========      ========     =========
Period GAP                                 $ (78,231)      $  6,233        $103,721      $(31,723)
Cumulative interest-earning assets         $ 122,331       $197,565        $301,286
Cumulative interest-bearing liabilities    $ 200,562       $269,563        $269,563
Cumulative GAP                             $ (78,231)      $(71,998)       $ 31,723
Cumulative RSA/RSL (1)                        60.99%         73.29%         111.77%

(1) Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At March 31, 2010, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at March 31, 2010 as compared to December 31, 2009 and our results of operations for the three month periods ended March 31, 2010 as compared to the same period in 2009.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

Total assets at March 31, 2010 were $323.0 million, an increase of $16.9 million or 5.5% over December 31, 2009. This change was primarily due to increases in cash and cash equivalents of $14.3 million, accrued interest receivable of $103 thousand, deferred taxes of $81 thousand, investments held to maturity of $3.8 million, bank owned life insurance of $41 thousand, partially offset by decreases in loans receivable, net, of $1.1 million, Federal Home Loan Bank ("FHLB") stock of $219 thousand, other assets of $99 thousand and premise and equipment of $70 thousand.

Gross loans receivable at March 31, 2010, totaled $237.4 million, a decrease of $996 thousand or 0.4% from December 31, 2009. This decrease was attributable to decreases in real estate loans secured by residential properties of $1.9 million and consumer loans of $ 271 thousand partially offset by increases in commercial loans of $307 thousand, commercial real estate loans of $718 thousand and construction loans of $194 thousand. The reduction in residential real estate loans reflects the payoff of a non-accrual loan relationship totaling $1.8 million. See Footnote 7 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At March 31, 2010, we had a total of $6.7 million in non accrual loans as compared to $8.1 million in non-accrual loans at December 31, 2009. At March 31, 2010, we had eight impaired loan relationships totaling $7.5 million (included in the non-accrual loans set forth above) as compared to ten loan relationships at December 31, 2009 totaling $10.5 million. At March 31, 2010 a specific reserve of $1.5 million has been recorded against these loans. The average balance of impaired loans totaled $8.4 million for the three months ended March 31, 2010 as compared to $1.8 million at March 31, 2009, and interest income recorded on impaired loans during the three months ended March 31, 2010, totaled $30 thousand as compared to $32 thousand for the three month period ended March 31, 2009.

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

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At March 31, 2010 and December 31, 2009 we had no real estate owned.

All of our investment securities are classified as held to maturity. Our investment securities portfolio increased by $3.8 million or 7.9% to $51.8 million at March 31, 2010, from $48.1 million at December 31, 2009. The held to maturity investment purchases were concentrated in United State Government agency securities. See Footnote 6 to our Consolidated Financial statements for more information regarding our investment securities portfolio. The increase in investment securities reflects management's efforts to further diversify its growing balance sheet and to more prudently manage its capital base by investing in lower risk weighted assets.

Total liabilities at March 31, 2010 amounted to $304.7 million, an increase of $16.4 million or 5.7% from December 31, 2009. This change was primarily due to increases in total deposits of $20.3 million, line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $50 thousand and other liabilities of $933 thousand, offset by a decrease of $4.9 million in advances from Federal Home Loan Bank.

Total deposits at March 31, 2010 were $269.8 million, an increase of $20.3 million or 8.1% from December 31, 2009. The change in total deposits was related to a significant increase in interest bearing core deposits (i.e. all interest bearing deposit accounts other then certificate of deposit accounts) of $15.6 million, coupled with an increase of $9.2 million in certificates of deposit, partially offset by a decrease in non-interest bearing accounts of $4.5 million. The change in deposits was primarily related to the competitive pricing of our deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service provided by our team of retail branch managers. Consumer and commercial deposits are attracted principally from within our primary market area. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey, although we do accept deposits from residents of other states.

At March 31, 2010, we had advances from the FHLB in the amount of $25.0 million, a decrease of $4.9 million or 16.3 % from December 31, 2009. The weighted average interest rate on these borrowings from the FHLB was 1.49% at March 30, 2010 as compared to 2.03% at December 31, 2009.

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

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime rate plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $4.7 million and has contributed $4.4 million as additional capital to the Bank.

Stockholders' equity at March 31, 2010 amounted to $18.3 million, an increase of $475 thousand or 2.7% over December 31, 2009. This increase reflects net income of $475 thousand, stock based compensation expense of $33 thousand and $33 thousand in cash paid for the declaration of dividends on preferred stock for the three month period ended March 31, 2010.

RESULTS OF OPERATIONS

NET INCOME. We recorded net income for the three month period ended March 31, 2010 of $475 thousand or $0.24 per common share (after preferred stock dividend) as compared to a net loss of $198 thousand or $0.12 per share for the same period in 2009. The change in net income for the three-month period compared to the prior period was attributable to increases of $976 thousand in net interest income, $61 thousand in non-interest income, a decrease of $232 thousand in provision for loan losses and $140 thousand in net occupancy cost, offset by increases of $55 thousand in FDIC insurance premium expense, $136 thousand in increased employee salaries and benefits expense and an increase of $99 thousand in other non interest expenses. The decrease in net occupancy costs was the result of costs associated with the closing of the Moorestown Route 38 Branch during the first quarter of 2009. The net interest margin for the three-month period ended March 31, 2010 increased by 83 basis points to 3.93% as compared to 3.10% for the same period in 2009.

INTEREST INCOME. Total interest income amounted to $3.9 million for the three-month period ended March 31, 2010, an increase of $571 thousand or 17.0% when compared to the same period in 2009. The increase in interest income was related to increases of $32.1 million in average loans and $16.7 million in average investment securities, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 5.45% for the three month period ended March 31, 2010 compared to 5.62% during the same period in 2009. The reduction in yield in the quarterly period reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

INTEREST EXPENSE. Total interest expense amounted to $1.1 million for the three-month period ended March 31, 2010, a decrease of $405 thousand or 26.5 % when compared to the same period in 2009. The decrease in interest expense resulted from a decrease of $2.5 million in average borrowed funds and lower rates paid on deposit and borrowing products when compared to the same period in 2009, offsetting the growth in average interest bearing deposits of $35.4 million. The average cost of interest-bearing liabilities was 1.70% for the three-month period ended March 31, 2010 compared to 2.80% during the same period in 2009.

The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

ALLOWANCE FOR LOAN LOSSES. During the first quarter of 2010, we recorded a provision for loan losses of $109 thousand compared to a provision of $341 thousand for the same period in 2009. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the three-month period ended March 31, 2010, management believes the credit quality of our loan portfolio has stabilized. On a linked quarterly basis, our non-performing assets were stable from December 31, 2009, to March 31, 2010. We have not engaged in any sub prime lending activities that have plagued the banking industry. At March 31, 2010, our allowance for loan losses represented 1.49% of total loans outstanding and 56.3% of non-performing loans.

NON-INTEREST INCOME. For the three-months ended March 31, 2010, non-interest income, which is comprised principally of service charges on deposit accounts, origination fees on residential mortgage loans sold, loan syndication fees, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $154 thousand, an increase of $61 thousand or 65.6% when compared to the same period in 2009. This increase is the result of a $22 thousand increase on service charges on deposit accounts and a $39 thousand dollar gain from the sale of a loan.

NON-INTEREST EXPENSE. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.1 million for the three months ended March 31, 2010, an increase of $147 thousand or 7.6% when compared to the same period in 2009. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $136 thousand, data processing costs of $15 thousand, professional services of $55 thousand, FDIC expense of $55 thousand, and other operating expenses of $44, partially offset by decreases in net occupancy costs of $143 thousand and advertising and promotion of $15 thousand.

INCOME TAXES. We recorded a federal and state income tax expense of $300 thousand during the three month period ended March 31, 2010 compared to an income tax benefit of $149 thousand for the same period in 2009. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of income for the three month period ended March 31, 2010. The effective tax rate for the three month period ended March 31, 2010 was 38.7% compared to 42.9% for the three month period ended March 31, 2009.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $58.7 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $55.7 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At March 31, 2010, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of March 31, 2010 there is an outstanding balance of $4.7 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $19.1 million at March 31, 2010 in the form of cash and due from banks. At March 31, 2010, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $49.2 million. Certificates of deposit scheduled to mature in one year or less totaled $82.7 million at March 31, 2010. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which banks must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the stated minimum.
The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At March 31, 2010 the Bank maintained a Tier I leverage ratio of 7.39%, a Tier I risk-based capital ratio of 8.64% and a total risk-based capital ratio of 10.80%. The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

The Board of Governors of the Federal Reserve System has established similar capital requirements for bank holding companies, on a consolidated basis. However, these requirements only apply to bank holding companies with assets of $500 million or more. As such, the Company is not subject to these requirements.

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

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime rate plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $4.7 million and has contributed $4.4 million as additional capital to the Bank.

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of common stock, $0 par, for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

In December 2009, the Company authorized the establishment of 2,000 shares of $0 par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the state value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

The Bank's capital ratio's at March 31, 2010 and December 31, 2009 are presented in the following table

                                                  MARCH          DECEMBER
                                                  2010             2009
                                                 ------          --------
Shareholders' equity to total assets               5.7%             5.8%
Leverage ratio                                     7.4%             7.3%
Risk-based capital ratios:
   Tier 1                                          8.6%             8.5%
    Total Capital                                 10.8%            10.7%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 2010 were $49.2 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At March 31, 2010, our obligations under standby letters of credit totaled $1.3 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Footnote 13 to our Consolidated Financial Statements for discussion on Recent Accounting Pronouncements.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company and the footnotes thereto, presented elsewhere herein, have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Registrant's chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  Removed and Reserved


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

                                     CORNERSTONE FINANCIAL CORPORATION


Date:  May 12, 2010                  By: /S/ GEORGE W. MATTEO, JR.
                                         -------------------------------------
                                         George W. Matteo, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 12, 2010                  By: /S/ KEITH WINCHESTER
                                         -------------------------------------
                                         Keith Winchester
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting Of