Form 10-Q
period 2010-06-30
Cornerstone Financial Corp
filed 2010-08-12
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
      For the quarterly period ended June 30, 2010
                                     -------------

                                     -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
      For  the  transition  period  from              to                .
                                          -----------      -------------

                       CORNERSTONE FINANCIAL CORPORATION
          ---------------------------------------------------------
           (Exact name of registrant, as specified in its charter)

         New  Jersey                                         80-0282551
 --------------------------------                        -------------------
(State  or  other jurisdiction of                          (I.R.S. Employer
 incorporation or  organization)                         Identification  No.)

6000 Midlantic Drive, Suite 120 S, Mount Laurel, New Jersey       08054
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
                                      ---   ----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SD-T during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files). YES X  NO    .
                                   ---   ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large  accelerated  filer  [  ]             Accelerated  filer  [ ]

Non-accelerated  filer     [  ]             Smaller  reporting company   [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)  YES      NO  X
                                      ---     ---

As of August 12, 2010, there were 1,809,656 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION

                                    CONTENTS
                                    --------
                                                                           PAGES
                                                                           -----
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements..................................1

     Consolidated Statements of Financial Condition at June 30,
        2010 (unaudited) and December 31, 2009.................................1

     Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2010 and 2009...........................................2

     Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2010 and 2009...........................................3

     Consolidated Statement of Changes in Stockholders' Equity (unaudited)
        for the six months ended June 30, 2010.................................4

     Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009...........................................5

     Notes to Consolidated Financial Statements (unaudited.....................6

   Item 2.  Management's Discussion and Analysis or Plan of Operation.........14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........24

   Item 4.  Controls and Procedures...........................................24

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................24

   Item 1A. Risk Factors......................................................25

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......25

   Item 3.  Defaults upon Senior Securities...................................25

   Item 4.  Submission of Matters to a Vote of Security Holders...............25

   Item 5.  Other Information.................................................25

   Item 6.  Exhibits..........................................................25

Signatures ...................................................................26

Exhibit 31.1 .................................................................27

Exhibit 31.2 .................................................................28

Exhibit 32.1 .................................................................29

Exhibit 32.2 .................................................................30

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 (IN THOUSANDS, EXCEPT SHARE DATA)         JUNE 30, 2010       DECEMBER 31, 2009
                                           -------------       -----------------
ASSETS:                                     (UNAUDITED)
Cash and due from banks                      $   7,714             $   4,742
Federal funds sold                              25,000                     -
                                             ---------             ---------
 Cash and cash equivalents                      32,714                 4,742
                                             ---------             ---------
Investment securities:
   Held to maturity (fair value 2010 -
    $52,600; 2009 - $47,294)                    51,955                48,059
Loans receivable                               242,078               238,424
   Less allowance for loan losses                3,429                 3,432
                                             ---------             ---------
     Loans receivable, net                     238,649               234,992
                                             ---------             ---------
Federal Home Loan Bank stock                     1,435                 1,572
                                             ---------             ---------
Premises and equipment, net                      7,799                 7,871
Accrued interest receivable                      1,454                 1,484
Bank owned life insurance                        4,603                 4,521
Deferred taxes                                   1,097                 1,154
Other assets                                     1,636                 1,749
                                             ---------             ---------
    Total Assets                             $ 341,342             $ 306,144
                                             =========             =========

LIABILITIES:
Non-interest bearing deposits                $  34,266             $  37,500
Interest bearing deposits                      128,402                99,132
Certificates of deposit                        125,953               112,861
                                             ---------             ---------
   Total deposits                              288,621               249,493
                                             ---------             ---------
Advances from the Federal Home Loan Bank        25,000                29,883
Line of Credit                                   4,773                 4,672
Subordinated debt                                3,000                 3,000
Other liabilities                                1,139                 1,283
                                             ---------             ---------
    Total Liabilities                          322,533               288,331
                                             ---------             ---------
Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock:
$0 par value; $1,000 per share stated
value, authorized 1,000,000  shares;
issued and outstanding 1,900 at
June 30, 2010 and December 31, 2009,
respectively Common stock:                       1,900                1,900
$0 par value: authorized 10,000,000
shares; issued and outstanding
1,809,656 at June 30, 2010 and
December 31, 2009, respectively                      -                     -
Additional paid-in capital                      16,656                16,623
Retained earnings (deficit)                        253                  (710)
                                             ---------             ---------
 Total Shareholders' Equity                     18,809                17,813
                                             ---------             ---------
 TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                   $ 341,342             $ 306,144
                                             =========             =========

See accompanying notes to consolidated financial statements

                       CORNERSTONE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                  --------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              JUNE 30, 2010     JUNE 30, 2009
                                                                  ---------------    -------------
INTEREST INCOME                                                     (UNAUDITED)       (UNAUDITED)
 Interest and fees on loans                                         $      3,415       $    3,135
 Interest on investment securities                                           641              480
 Interest on federal funds                                                     6                2
                                                                    ------------       ----------
   TOTAL INTEREST INCOME                                                   4,062            3,617


INTEREST EXPENSE
 Interest on deposits                                                      1,003            1,283
 Interest on borrowings                                                      168              322
                                                                    ------------       ----------
   TOTAL INTEREST EXPENSE                                                  1,171            1,605
                                                                    ------------       ----------
 Net interest income                                                       2,891            2,012
 Provision for loan losses                                                    38            1,879
                                                                    ------------       ----------
 NET INTEREST INCOME AFTER LOAN LOSS PROVISION                             2,853              133
                                                                    ------------       ----------

NON-INTEREST INCOME
 Service charges on deposit accounts                                          49               54
 Origination fees on mortgage loans sold                                       -                7
 Bank owned life insurance income                                             41               43
 Miscellaneous fee income                                                     30               24
                                                                    ------------       ----------
   TOTAL NON-INTEREST INCOME                                                 120              128
                                                                    ------------       ----------

NON-INTEREST EXPENSE
 Salaries and employee benefits                                            1,217            1,097
 Net occupancy                                                               306              288
 Data processing and other service costs                                     137              122
 Professional services                                                       149              136
 Advertising and promotion                                                    47               45
 Other real estate owned expense                                               5                8
 FDIC expense                                                                115              250
 Other operating expenses                                                    148              160
                                                                    ------------       ----------
   TOTAL NON-INTEREST EXPENSE                                              2,124            2,106
                                                                    ------------       ----------

    Income(loss) before income taxes                                         849           (1,845)
    Income tax expense (benefit)                                             328             (749)
                                                                    ------------       ----------
NET INCOME(LOSS)                                                             521           (1,096)
    Preferred stock dividends                                                 33                -
                                                                    ------------       ----------
    Net income(loss) available to common shareholders               $        488       $   (1,096)
                                                                    ============       ==========
EARNINGS PER SHARE
  Basic                                                             $       0.27       $    (0.66)
  Diluted                                                           $       0.27       $    (0.66)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                    1,810            1,660
  Diluted                                                                  1,822            1,660


See accompanying notes to consolidated financial statements

                       CORNERSTONE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      SIX MONTHS ENDED
                                                             -----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         JUNE 30, 2010       JUNE 30, 2009
                                                             ---------------      --------------
INTEREST INCOME                                                (UNAUDITED)          (UNAUDITED)
 Interest and fees on loans                                    $      6,788          $    6,099
 Interest on investment securities                                    1,188                 864
 Interest on federal funds                                                8                   5
                                                               ------------          ----------
   TOTAL INTEREST INCOME                                              7,984               6,968

INTEREST EXPENSE
 Interest on deposits                                                 1,941               2,515
 Interest on borrowings                                                 352                 617
                                                               ------------          ----------
   TOTAL INTEREST EXPENSE                                             2,293               3,132
                                                               ------------          ----------
 Net interest income                                                  5,691               3,836
 Provision for loan losses                                              147               2,220
                                                               ------------          ----------
 NET INTEREST INCOME AFTER LOAN LOSS PROVISION                        5,544               1,616
                                                               ------------          ----------

NON-INTEREST INCOME
 Service charges on deposit accounts                                     98                  81
 Origination fees on mortgage loans sold                                  -                  11
 Bank owned life insurance income                                        82                  86
 Gain on sale of Loan                                                    39                   -
 Miscellaneous fee income                                                55                  43
                                                               ------------          ----------
   TOTAL NON-INTEREST INCOME                                            274                 221
                                                               ------------          ----------

NON-INTEREST EXPENSE
 Salaries and employee benefits                                       2,417               2,161
 Net occupancy                                                          627                 752
 Data processing and other service costs                                237                 207
 Professional services                                                  287                 219
 Advertising and promotion                                               73                  86
 Other real estate owned expense                                         14                  17
 FDIC expense                                                           224                 304
 Other operating expenses                                               315                 283
                                                               ------------          ----------
   TOTAL NON-INTEREST EXPENSE                                         4,194               4,029
                                                               ------------          ----------

    Income(loss) before income taxes                                  1,624              (2,192)
    Income tax expense (benefit)                                        628                (898)
                                                               ------------          ----------
NET INCOME(LOSS)                                                        996              (1,294)
    Preferred stock dividends                                            66                   -
                                                               ------------          ----------

    Net income(loss) available to common shareholders          $        930          $   (1,294)
                                                               ============          ==========

Earnings per share
  Basic                                                        $       0.51          $    (0.78)
  Diluted                                                      $       0.51          $    (0.78)

Weighted average shares outstanding
  Basic                                                               1,810               1,658
  Diluted                                                             1,816               1,658


         See accompanying notes to consolidated financial statements

                       CORNERSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        COMPREHENSIVE        PREFERRED                        ADDITIONAL
                                           INCOME              STOCK       COMMON STOCK     PAID-IN CAPITAL
                                        -------------        ---------     -------------    ---------------
Balance at
December 31, 2009                                            $   1,900      $        -         $   16,623
                                                             =========      ==========         ==========
Comprehensive income
Net Income                                $    996                   -               -                  -
                                          --------
Comprehensive income                      $    996
Stock based compensation                  ========                   -               -                 66
Preferred Stock Dividend
($35 per share)                                                      -               -                (33)
Balance at June 30, 2010                  $  1,900          $        -      $   16,656
                                                            ==========      ==========         ==========



(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           ACCUMULATED
                                            EARNINGS         ACCUMULATED OTHER
                                           (DEFICIT)        COMPREHENSIVE INCOME           TOTAL
                                          -----------       --------------------          --------
Balance at
December 31, 2009                          $   (710)                  -                    $17,813
                                           ========              =========                 =======
Comprehensive income
Net Income                                      996                   -                        996
Comprehensive income
Stock based compensation                          -                   -                         66
Preferred Stock Dividend
($35 per share)                                 (33)                  -                        (66)
                                           --------              ---------                 -------
Balance at June 30, 2010                   $    253              $    -                    $18,809
                                           ========              =========                 =======











See accompanying notes to consolidated financial statements.

                       CORNERSTONE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                               --------------------------------
(IN THOUSANDS)                                                 JUNE 30, 2010      JUNE 30, 2009
                                                               -------------      -------------
                                                                (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income(loss)                                             $       996        $     (1,294)
   Adjustments to reconcile net income to net
     cash provided by (used in)  operating activities:
   Provision for loan losses                                            147               2,220
   Depreciation                                                         192                 502
   Amortization of premiums and discounts, net                           39                   3
   Stock option expense                                                  66                   2
   Deferred tax expense (benefit)                                        57                (907)
   Decrease in other real estate owned                                    -                  76
   Loans originated for sale                                              -              (2,488)
   Proceeds from sales of loans held for sale                             -               2,488
   Income on Bank Owned Life Insurance                                  (82)                (83)
   Decrease (increase) in accrued interest receivable
     and other assets                                                   143                (247)
   (Decrease) increase in other liabilities                            (144)                295
                                                               ------------       -------------
     Net cash provided by operating activities                        1,414                 564

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments held to maturity                        (25,797)            (42,235)
   Maturity and calls of investments held to maturity                21,862              23,785
   Redemption (purchase) of  FHLB Stock                                 137                (427)
   Net increase in loans                                             (3,804)            (31,470)
   Purchases of premises and equipment                                 (120)                (50)
                                                               ------------       -------------
     Net cash used in  investing activities                          (7,722)            (50,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                          39,128              33,325
   Proceeds from borrowings                                         242,701             125,772
   Principal payments on borrowings                                (247,483)           (112,432)
   Net Proceeds from issuance of stock                                    -                 577
   Cash dividend paid for preferred  stock                              (66)                  -
                                                               ------------       -------------
     Net cash provided by financing activities                       34,280              47,242

   Net increase in cash and cash equivalents                         27,972              (2,591)
Cash and cash equivalents at the beginning of the period              4,742               9,368
                                                               ------------       -------------
Cash and cash equivalents at the end of the period             $     32,714       $       6,777
                                                               ============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                    $      2,325       $       3,135
   Cash paid during the period for income taxes                         710                  90

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unsettled HTM investment security                           $          -       $       2,050


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

NOTE 3 - RECENT LEGISLATIVE DEVELOPMENTS

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT
---------------------------------------------------------

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act") was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact on the financial services industry. The Act, among other things:

o Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

o Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

o Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

o Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

o Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

o Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

o Provides mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

o Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

NOTE 4 - CONTINGENCIES

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

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential common shares as computed under the treasury stock method using average common stock prices.

NOTE 6 - STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) Topic 718 STOCK COMPENSATION. The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Company had $334 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at June 30, 2010.

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

NOTE 7 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at June 30, 2010 and December 31, 2009 is as follows (in thousands):

                                           JUNE 30, 2010
                                              GROSS           GROSS
                                            UNREALIZED      UNREALIZED           FAIR
                                  COST        GAINS           LOSSES             VALUE
                                 -------    -----------    -------------      -----------
INVESTMENTS HELD TO MATURITY:
Government agency obligations    $43,873    $       380    $         -        $   44,253
Mortgage backed securities         8,082            265              -             8,347
                                 -------    -----------    -----------        ----------
Total                            $51,955    $       645    $         -        $   52,600
                                 =======    ===========    ===========        ==========


                                      DECEMBER 31, 2009
                                            GROSS           GROSS
                                          UNREALIZED      UNREALIZED             FAIR
                                COST        GAINS            LOSSES              VALUE
                               -------    ----------      -----------          ----------
INVESTMENTS HELD TO MATURITY:
Government agency obligations  $39,019    $        42      $     (721)        $   38,340
Mortgage backed securities       9,040             46            (132)             8,954
                               -------    -----------      ----------         ----------
Total                          $48,059    $        88      $     (853)        $   47,294
                               =======    ===========      ==========         ==========

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at June 30, 2010 and December 31, 2009 for the time periods shown (in thousands):

                                                                         JUNE 30, 2010
                                          LESS THAN 12 MONTHS          12 MONTHS OR LONGER              TOTAL
                                      ------------------------      ------------------------    -----------------------
                                                    UNREALIZED                    UNREALIZED                 UNREALIZED
                                      FAIR VALUE      LOSSES        FAIR VALUE      LOSSES       FAIR VALUE    LOSSES
                                      ----------    ----------      ----------    ----------     ----------  -----------
INVESTMENTS HELD TO MATURITY:
Government Agency Obligations         $      -       $      -        $     -       $     -       $      -      $    -
Mortgage Backed Securities                   -              -              -             -              -           -
                                      ----------     ---------       --------      --------      ---------     -------
                                      $      -       $      -        $     -       $     -       $      -      $    -
                                      ==========     =========       ========      ========      =========     =======

                                                                        DECEMBER 31, 2009
                                        LESS THAN 12 MONTHS            12 MONTHS OR LONGER               TOTAL
                                      ------------------------        ----------------------     ----------------------
                                                    UNREALIZED                   UNREALIZED                 UNREALIZED
                                      FAIR VALUE      LOSSES         FAIR VALUE   LOSSES        FAIR VALUE     LOSSES
                                      ----------    ----------       ----------  ----------     ----------  -----------
INVESTMENTS HELD TO MATURITY:
Government Agency Obligations         $   33,940     $     721       $     -       $     -       $ 33,940     $    721
Mortgage Backed Securities            $    4,715     $     132       $     -       $     -       $  4,715     $    132
                                      ----------     ---------       --------      --------      --------     --------
Total temporary impaired
 investment securities                $   38,655     $     853       $     -       $     -       $ 38,655     $    853
                                      ==========     =========       ========      ========      ========     ========

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

NOTE 8 - LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

                                   June 30, 2010        December 31, 2009
                                   -------------        -----------------
Commercial                          $   93,324              $  91,717
Real estate - commercial               109,053                105,702
Real estate - residential               17,120                 19,137
Construction                            13,468                 12,104
Consumer loans                           9,277                  9,875
Net deferred loan fees                    (164)                  (111)
                                    ----------              ---------
                                       242,078                238,424
                                    ----------              ---------
 Allowance for loan losses              (3,429)                (3,432)
                                    ----------              ---------
    Loans receivable, net           $  238,649              $ 234,992
                                    ==========              =========

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At June 30, 2010, the loans-to-one-borrower limitation was approximately $4.4 million; this excludes an additional 10% of capital funds, or approximately $2.9 million which may be loaned if collateralized by readily marketable securities. At June 30, 2010, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized $193 thousand in interest income on non-accrual loans during the six month period ended June 30, 2010 and $32 thousand for the six month period ended June 30, 2009.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At June 30, 2010 the Company had $6.5 million in non-accrual loans compared to $8.1 million in non-accrual loans at December 31, 2009. At June 30, 2010, the Company had eleven impaired loan relationships totaling $10.1 million (included within the non-accrual loans discussed above) in which $8.3 million was sufficiently collateralized and a specific reserve of $1.8 million has been recorded for the remaining balance. The average balance of impaired loans totaled $11.1 million as of June 30, 2010, and interest income recorded on impaired loans during the six months ended June 30, 2010 totaled $193 thousand, as compared to $32 thousand for the six months ended June 30, 2009.

Included in the balance of the loans past due 90 days or more is a principal balance of $634 thousand dollars representing the Bank's participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Bank has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims. In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion that we may collect our principal and interest from the lead/originating bank. However, in that case our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

The following table provides information regarding risk elements in the loan portfolio as of June 30, 2010 and December 31, 2009

(In thousands)                                               JUNE 30, 2010    DECEMBER 31, 2009
                                                             -------------    -----------------
Loans past due 90 days or more and accruing
Commercial                                                     $     634          $    634
Commercial real estate                                             2,645             1,765
Residential real estate                                              244                -
                                                               ---------          --------
Total loans past due 90 days or more and accruing              $   3,523          $  2,399
                                                               =========          ========


(In  thousands)                                              JUNE 30, 2010    DECEMBER 31, 2009
                                                             -------------    -----------------
Non-performing assets:
Non-accrual loans:
Commercial                                                     $   1,237          $  1,401
Commercial real estate                                             5,307             3,722
Residential real estate                                                -             3,020
                                                               ---------          --------
Total                                                              6,544             8,143
Restructured loans                                                     -                -
                                                               ---------          --------
Total non-performing loans                                         6,544             8,143
Real estate owned                                                      -                -
                                                               ---------          --------
Total non-performing assets                                    $   6,544          $  8,143
                                                               =========          ========
Non-performing loans as a percentage of loans                      2.70%             3.41%
                                                               =========          ========
Non-performing assets as a percentage of loans and real
  estate owned                                                     2.70%             3.41%
                                                               =========          ========
Non-performing assets as a percentage of total assets              1.92%             2.66%
                                                               =========          ========

The following table sets forth with respect to the Bank's allowance for losses on loans:

(In thousands)                                               JUNE 30, 2010     JUNE 30, 2009
                                                             -------------     -------------
Balance at beginning of year                                   $   3,432         $   1,133
Provision:
 Commercial                                                          101             1,149
 Commercial real estate                                               95             1,003
 Residential real estate                                             (31)                -
 Consumer                                                            (18)               68
                                                                --------          --------
Total Provision                                                      147             2,220
Charge-offs:
 Commercial                                                          150                 -
Recoveries                                                             -                 -
Total Net Charge-offs                                                150                 -
                                                                ========          ========
Balance at end of period                                        $  3,429          $  3,352
                                                                ========          ========
Period-end loans outstanding                                    $242,078          $225,573
                                                                ========          ========
Average loans outstanding                                       $239,642          $224,284
                                                                ========          ========

Allowance as a percentage of period-end loans                      1.42%             1.49%

Net charge-offs as a percentage of average loans                   0.06%             0.00%

NOTE 9 - BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4.6 million at June 30, 2010. Income of $82 thousand was recognized on the BOLI during the six month period ended June 30, 2010 as compared to $86 thousand for the six month period ended June 30, 2009. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 10 - DEFERRED COMPENSATION PLANS

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $85 thousand in deferred compensation expense during the six month period ended June 30, 2010 as compared to $70 thousand for the six month period ended June 30, 2009.

NOTE 11 - INCOME TAXES

The Company accounts for uncertainties in income taxes in accordance with Financial ASC Topic 740, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. ASC Topic 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements. Federal tax years 2006 through 2009 remain subject to examination as of June 30, 2010, while tax years 2005 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely than not that its deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of June 30, 2010 or December 31, 2009. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company's deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company's net income in the period in which it is recorded.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 FAIR VALUE MEASUREMENTS AND DISCLOSURES establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. ASC Topic 820 does not require any new fair value measurements. The adoption of ASC Topic 820 did not have a material impact on the Company's consolidated financial statements.

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

As of June 30, 2010 and December 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

 ASSETS AND LIABILITIES MEASURED ON A NON-RECURRING BASIS
 ---------------------------------------------------------------

 Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                    FAIR VALUE MEASUREMENTS                      FAIR VALUE MEASUREMENTS
                                        AT JUNE 30, 2010                           AT DECEMBER 31, 2009
                         -------------------------------------------   ---------------------------------------------
                         QUOTED PRICES                                 QUOTED PRICES
                           IN ACTIVE     SIGNIFICANT    SIGNIFICANT       IN ACTIVE      SIGNIFICANT    SIGNIFICANT
                            MARKETS         OTHER          OTHER           MARKETS          OTHER          OTHER
                         FOR IDENTICAL    OBSERVABLE    UNOBSERVABLE    FOR IDENTICAL     OBSERVABLE    UNOBSERVABLE
                            ASSETS         INPUTS          INPUTS          ASSETS           INPUTS         INPUTS
                           (LEVEL 1)      (LEVEL 2)       (LEVEL 3)       (LEVEL 1)        (LEVEL 2)     (LEVEL 3)
                         -----------     -----------    ------------    -------------     ----------    ------------
                                       (IN THOUSANDS)                                   (IN THOUSANDS)
Assets:
  Impaired loans           $    -          $1,460         $     -          $     -           $2,611        $    -
Other real estate owned         -               -               -                -                -             -
                           -------         ------         -------          -------           ------        ------
  Total assets
    measured on a
    non-recurring basis
    at fair value          $    -          $1,460         $     -         $      -           $2,611       $     -
                           -------         ------         -------          -------           ------        ------

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

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at June 30, 2010 and December 31, 2009 was as follows:

                                                    JUNE 30, 2010                      DECEMBER 31, 2009
                                             -----------------------------           -------------------------
                                             CARRYING            ESTIMATED           CARRYING       ESTIMATED
(in thousands)                                AMOUNT            FAIR VALUE            AMOUNT        FAIR VALUE
                                             --------           ----------           --------       ----------
Financial assets:
 Cash and cash equivalents                   $ 32,714             $ 32,714           $  4,742       $  4,742
 Investments held to maturity
   Federal Agency Securities                   43,873               44,253             39,019         38,340
   Mortgage-backed Securities                   8,082                8,347              9,040          8,954
 Loans receivable                             242,078              269,986            238,424        266,399
 FHLB stock                                     1,435                1,435              1,572          1,572
 Bank Owned Life Insurance                      4,603                4,603              4,521          4,521
 Accrued interest receivable                    1,454                1,454              1,484          1,484
                                             --------             --------           --------       --------
   Total financial assets                    $334,239             $362,792           $298,802       $326,012
                                             ========             ========           ========       ========


Financial Liabilities:
 Checking Accounts                           $ 51,559             $ 51,559           $ 56,783       $ 56,783
 Statement savings accounts                     3,224                3,224              3,430          3,430
 Money market accounts                         19,965               19,965             19,658         19,658
 Index Accounts                                87,920               87,920             56,761         56,761
 Certificates of deposit                      125,953              124,790            112,861        111,908
 FHLB advances                                 25,000               25,000             29,883         29,883
 Line of Credit                                 4,773                4,773              4,672          4,672
 Subordinated Debt                              3,000                3,000              3,000          3,000
 Accrued interest payable                         190                  190                222            222
                                             --------             --------           --------       --------
   Total financial liabilities               $321,584             $320,421           $287,270       $286,317
                                             ========             ========           ========       ========

                                             CONTRACT            ESTIMATED         CONTRACT        ESTIMATED
                                              VALUE              FAIR VALUE          VALUE         FAIR VALUE
                                             --------            ----------        ---------       ----------
Off-balance sheet instruments:
   Commitments to extend credit              $ 53,598             $      -          $ 45,684        $      -
                                             ========             ========          ========        ========

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for improving disclosures about fair value measurements. This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 31, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Corporation. This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or

March 31, 2011 for the Corporation. The adoption of this update did not materially impact the Corporation's current fair value measurement disclosures.

NOTE 14 - PRIVATE PLACEMENT COMMON STOCK OFFERING AND PREFERRED STOCK ISSUANCE

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

NOTE 15 - SUBSEQUENT EVENTS

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under "Item 1A-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; the Company's ability to access the capital markets to maintain its regulatory capital standing: and the success of the Company at managing the risks resulting from these factors.

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

We have adopted a strategy of continued growth. At June 30, 2010, we had total assets of $341.3 million, total deposits of $288.6 million and total loans, net of $238.6 million compared to total assets of $306.1 million, total deposits of $249.5 million and total loans, net of $235.0 million at December 31, 2009. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers' needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at June 30, 2010, which are expected to mature or reprice in each of the time periods shown:

                                                                                     NON-RATE
                                                                                    SENSITIVE
                                            ONE YEAR      ONE-FIVE     OVER           ASSETS/
(DOLLARS IN THOUSANDS)                      OR LESS        YEARS     FIVE YEARS    LIABILITIES    TOTAL
                                           ---------     ---------   ----------    -----------   --------
INTEREST-EARNING ASSETS:
------------------------
  Short term investments                   $ 25,000      $       -    $       -      $      -    $ 25,000
  Investment securities held to maturity          -              -       51,955             -      51,955
  Loans receivable                          114,271         74,033       53,774             -     242,078
                                            --------     ---------     --------      --------    --------
  Total interest-earning assets             139,271         74,033      105,729             -     319,033
                                            --------     ---------     --------      --------    --------
  NON-RATE SENSITIVE ASSETS:
    Other assets                                   -            -            -         22,309      22,309
                                            --------     ---------     --------      --------    --------
     Total assets                           $139,271     $  74,033     $105,729      $ 22,309    $341,342
                                            ========     =========     ========      ========    ========

INTEREST-BEARING LIABILITIES:
-----------------------------
 Interest-bearing demand                   $ 17,293      $       -     $      -      $      -    $ 17,293
 Statement savings                            3,224              -            -             -       3,224
 Money market                               107,885              -            -             -     107,885
 Certificates of deposit                     83,971         41,982            -             -     125,953
 Subordinated debt                            3,000              -            -             -       3,000
 Borrowings                                       -         29,773            -             -      29,773
                                            --------     ---------     --------      --------    --------
     Total interest-bearing liabilities     215,373         71,155            -             -     287,128
                                            --------     ---------     --------      --------    --------
NON-RATE SENSITIVE LIABILITIES:
  Non-interest bearing deposits                   -              -            -        34,266      34,266
  Other liabilities                               -              -            -         1,139       1,139
  Capital                                         -              -            -        18,809      18,809
                                            --------     ---------     --------      --------    --------
     Total liabilities and capital          $215,373     $  71,755     $      -      $ 54,214    $341,342
                                            ========     =========     ========      ========    ========
Period GAP                                  $(76,102)    $   2,278     $105,729      $(31,905)
Cumulative interest-earning assets          $139,271      $213,304     $319,033
Cumulative interest-bearing liabilities     $215,373      $287,128     $287,128
Cumulative GAP                              $(76,102)     $(73,824)    $ 31,905
Cumulative RSA/RSL (1)                         64.67%       74.29%      111.11%

(1) Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At June 30, 2010, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at June 30, 2010 as compared to December 31, 2009 and our results of operations for the three and six month periods ended June 30, 2010 as compared to the same period in 2009.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

Total assets at June 30, 2010 were $341.3 million, an increase of $35.2 million or 11.5% over December 31, 2009. This change was primarily due to increases in cash and cash equivalents of $28.0 million, bank owned life insurance of $82 thousand, investments held to maturity of $3.9 million, and loans receivable, net, of $3.6 million, partially offset by decreases in accrued interest receivable of $30 thousand, deferred taxes of $57 thousand, Federal Home Loan Bank ("FHLB") stock of $137 thousand, other assets of $113 thousand and premise and equipment of $72 thousand.

Gross loans receivable at June 30, 2010, totaled $242.0 million, an increase of $3.6 million or 1.5% from December 31, 2009. This increase was attributable to increases in commercial loans of $1.6 million, commercial real estate loans of $3.3 million and construction loans of $1.3 million, partially offset by decreases in real estate loans secured by residential properties of $2.0 million and consumer loans of $598 thousand. The reduction in residential real estate loans reflects the payoff of a non-accrual loan relationship totaling $1.8 million. See Footnote 8 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets include non-accrual loans, which are loans on which the accrual of interest has ceased, impaired loans, restructured loans and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At June 30, 2010, we had a total of $6.5 million in non accrual loans as compared to $8.1 million in non-accrual loans at December 31, 2009. At June 30, 2010, we had eleven impaired loan relationships totaling $10.1 million (included in the non-accrual loans set forth above) as compared to ten loan relationships at December 31, 2009 totaling $10.5 million. At June 30, 2010 a specific reserve of $1.8 million has been recorded against these loans. The average balance of impaired loans totaled $11.1 million for the six months ended June 30, 2010 as compared to $5.9 million at June 30, 2009, and interest income recorded on impaired loans during the six months ended June 30, 2010, totaled $193 thousand as compared to $32 thousand for the six month period ended June 30, 2009.

Included in the balance of the loans past due 90 days or more is a principal balance of $634 thousand dollars representing the Bank's participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Bank has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims. In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion that we will collect our investment from the lead/originating bank. However, in that case our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank. Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At June 30, 2010 and December 31, 2009 we had no real estate owned.

All of our investment securities are classified as held to maturity. Our investment securities portfolio increased by $3.9 million or 8.1% to $52.0 million at June 30, 2010, from $48.1 million at December 31, 2009. The held to maturity investment purchases were concentrated in United State Government agency securities. See Footnote 7 to our Consolidated Financial statements for more information regarding our investment securities portfolio. The increase in investment securities reflects management's efforts to further diversify its growing balance sheet and to more prudently manage its capital base by investing in lower risk weighted assets.

Our cash and cash equivalents increased by $28.0 million to $32.7 million at June 30, 2010 from $4.7 million at year end 2009. The increase reflects cash inflows from an increase in deposits, calls and repayments of higher yielding investment securities in a lower rate environment and loan re- and prepayments exceeding current loan funding demands. The increase in deposits reflects, in part, the Bank benefiting from merger activity involving competing institutions and resulting customer dislocation. Management has elected to keep excess cash flow in short term, liquid assets to fund anticipated loan demand over the next several quarters.

Total liabilities at June 30, 2010 amounted to $322.5 million, an increase of $34.2 million or 11.8% from December 31, 2009. This change was primarily due to increases in total deposits of $39.1 million and line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $101 thousand, offset by a decrease of $4.9 million in advances from Federal Home Loan Bank and a $144 thousand decrease in other liabilities.

Total deposits at June 30, 2010 were $288.6 million, an increase of $39.1 million or 15.7% from December 31, 2009. The change in total deposits was related to a significant increase of $29.2 million in interest bearing core deposits (i.e. all interest bearing deposit accounts other then certificate of deposit accounts), coupled with an increase of $13.1 million in certificates of deposit, partially offset by a decrease in non-interest bearing accounts of $3.2 million. The change in deposits was primarily related to the competitive pricing of our deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service provided by our team of retail branch managers. Consumer and commercial deposits are attracted principally from within our primary market area. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey, although we do accept deposits from residents of other states.

At June 30, 2010, we had advances from the FHLB in the amount of $25.0 million, a decrease of $4.9 million or 16.3 % from December 31, 2009. The weighted average interest rate on these borrowings from the FHLB was 1.49% at March 30, 2010 as compared to 2.03% at December 31, 2009.

On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30th or October 31st through the maturity date. For the quarter ended June 30, 2010, the interest rate on this instrument was 3.25%.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime rate plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $4.8 million and has contributed $4.4 million as additional capital to the Bank. For the quarter ended June 30, 2010, the interest rate on this borrowing was 4.25%.

Stockholders' equity at June 30, 2010 amounted to $18.8 million, an increase of $996 thousand or 5.6% over December 31, 2009. This increase reflects net income of $996 thousand and stock based compensation expense of $66 thousand partially offset by $66 thousand in cash paid for the declaration of dividends on preferred stock for the six month period ended June 30, 2010.

RESULTS OF OPERATIONS

NET INCOME. We recorded net income for the three month period ended June 30, 2010 of $521 thousand or $0.27 per common share (after preferred stock dividend) as compared to a net loss of $1.1 million or $0.66 per share for the same period in 2009. The change in net income for the three-month period compared to the prior period was attributable to increases of $879 thousand in net interest income and a decrease of $1.8 million in provision for loan losses and $135 thousand in FDIC insurance premium expense, partially offset by an increases of $120 thousand in employee salaries and benefits expense and an increase of $33 thousand in other non interest expenses. The net interest margin for the three-month period ended June 30, 2010 increased by 52 basis points to 3.79% as compared to 3.27% for the same period in 2009.

We recorded net income for the six month period ended June 30, 2010 of $996 thousand or $0.51 per common share (after preferred stock dividend) as compared to a net loss of $1.3 million or $0.78 per share for the same period in 2009. The change in net income for the six-month period compared to the prior period was attributable to increases of $1.8 million in net interest income and $53 thousand in non-interest income coupled with a decrease of $2.1 million in provision for loan losses, $80 thousand in FDIC insurance premium expense, and $125 thousand in net occupancy cost. In addition, employee salaries and benefits increased by $256 thousand and other non interest expenses increased by $114 thousand. The decrease in net occupancy costs was the result of costs associated with the closing of the Moorestown Route 38 Branch during the first quarter of 2009. The net interest margin for the six-month period ended June 30, 2010 increased by 67 basis points to 3.85% as compared to 3.18% for the same period in 2009.

INTEREST INCOME. Total interest income amounted to $4.1 million for the three-month period ended June 30, 2010, an increase of $445 thousand or 12.3% when compared to the same period in 2009. The increase in interest income was due to volume increases in our interest-bearing assets, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 5.28% for the three month period ended June 30, 2010 compared to 5.57% during the same period in 2009. The reduction in yield in the quarterly period reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

Total interest income amounted to $7.9 million for the six-month period ended June 30, 2010, an increase of $1.0 million or 14.6% when compared to the same period in 2009. The increase in interest income was related to increases of $23.7 million in average loans, $5.7 million in Fed Funds Sold and $16.9 million in average investment securities, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 5.35% for the six month period ended June 30, 2010 compared to 5.54% during the same period in 2009. The reduction in yield in the quarterly period reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

INTEREST EXPENSE. Total interest expense amounted to $1.2 million for the three-month period ended June 30, 2010, a decrease of $434 thousand or 27.0 % when compared to the same period in 2009. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2009. The average cost of interest-bearing liabilities was 1.65% for the three-month period ended June 30, 2010 compared to 2.61% during the same period in 2009.

Total interest expense amounted to $2.3 million for the six-month period ended June 30, 2010, a decrease of $839 thousand or 26.8 % when compared to the same period in 2009. The decrease in interest expense resulted from a decrease of $98 thousand in average borrowed funds and lower rates paid on deposit and borrowing products when compared to the same period in 2009, offsetting the growth in average interest bearing deposits of $36.6 million. The average cost of interest-bearing liabilities was 1.68% for the six-month period ended June 30, 2010 compared to 2.72% during the same period in 2009. The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

ALLOWANCE FOR LOAN LOSSES. During the second quarter of 2010, we recorded a provision for loan losses of $38 thousand compared to a provision of $1.9 million for the same period in 2009.We recorded a provision for loan losses for the six-month period ended June 30, 2010 of $147 thousand compared to a provision of $2.2 million for the same period in 2009. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the three-month and six-month periods ended June 30, 2010, management believes the credit quality of our loan portfolio has stabilized. On a linked quarterly basis, our non-performing assets were stable from December 31, 2009, to June 30, 2010. We have not engaged in any sub prime lending activities that have plagued the banking industry. At June 30, 2010, our allowance for loan losses represented 1.42% of total loans outstanding and 52.4% of non-performing loans.

NON-INTEREST INCOME. For the three-months ended June 30, 2010, non-interest income, which is comprised principally of service charges on deposit accounts, origination fees on residential mortgage loans sold, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $120 thousand, a decrease of $8 thousand or 6.3% when compared to the same period in 2009. This decrease resulted from decreases of $5 thousand on service charges on deposit accounts, $7 thousand in origination fees on mortgage loans sold and a $2 thousand decrease in Bank owned life insurance, partially offset by an increase in miscellaneous income of $6 thousand.

Non-interest income for the six-months ended June 30, 2010 totaled $274,000, an increase of $53 thousand or 23.9% when compared to the same period in 2009. This change is the result of increases in service charges on deposit accounts of $17 thousand, miscellaneous income of $12 thousand and the gain on sale of loans of $39 thousand, offset by decreases of $11 thousand in origination fees on mortgage loans sold and $4 thousand in Bank owned life insurance.

NON-INTEREST EXPENSE. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.1 million for the three months ended June 30, 2010, an increase of $18 thousand or 0.85% when compared to the same period in 2009. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $120 thousand, net occupancy costs of $18 thousand, data processing costs of $15 thousand, professional services of $13 thousand, and advertising and promotion expenses of $2 thousand, partially offset by decreases in other real estate owned expense of $3 thousand, FDIC deposit insurance premium expense of $135 thousand, reflecting the cost of the FDIC's special assessment in the second quarter of 2009, and other operating expenses of $12 thousand.

Non-interest expense for the six months ended June 30, 2010 totaled $4.2 million, an increase of $165,000 or 4.1% when compared to the same period in 2009. The increase in non-interest expense was primarily the result of increases in salary and benefit costs of $256 thousand, data processing costs of $30 thousand, professional services of $68 thousand and other operating expenses of $32, partially offset by decreases in net occupancy costs of $125,000, advertising and promotion expense of $13 thousand, other real estate owned expense of $3 thousand and FDIC deposit insurance premium expense of $80 thousand. The decrease in occupancy costs is attributable to $135,000 associated with the retirement of certain fixed assets in connection with the closing of the Moorestown Route 38 branch on April 1, 2009.

INCOME TAXES. We recorded a federal and state income tax expense of $328 thousand during the three month period ended June 30, 2010 compared to an income tax benefit of $749 thousand for the same period in 2009. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of income for the three month period ended June 30, 2010. The effective tax rate for the three month period ended June 30, 2010 was 38.6% compared to 40.6% for the three month period ended June 30, 2009.

We recorded a federal and state income tax expense of $628 thousand during the six month period ended June 30, 2010 compared to an income tax benefit of $898 thousand for the same period in 2009. The change in income tax expense reflects the changes in the Company's results of operations and its recognition of income for the six month period ended June 30, 2010. The effective tax rate for the six month period ended June 30, 2010 was 38.7% compared to 41.0% for the six month period ended June 30, 2009.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $58.7 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $55.7 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At June 30, 2010, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of June 30, 2010 there is an outstanding balance of $4.8 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $32.7 million at June 30, 2010 in the form of cash and due from banks. At June 30, 2010, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $53.6 million. Certificates of deposit scheduled to mature in one year or less totaled $83.9 million at June 30, 2010. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

The Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of total risk-weighted capital must consist of "Tier I Capital," consisting of common stockholders' equity and qualifying hybrid instruments, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying hybrid instruments, (c) perpetual debt (d) mandatory convertible securities, and (e) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which banks must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the stated minimum. The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At June 30, 2010 the Bank maintained a Tier I leverage ratio of 7.13%, a Tier I risk-based capital ratio of 8.62% and a total risk-based capital ratio of 10.75%. The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

The Board of Governors of the Federal Reserve System has established similar capital requirements for bank holding companies, on a consolidated basis. However, these requirements only apply to bank holding companies with assets of $500 million or more. As such, the Company is not subject to these requirements.

On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30th or October 31st through the maturity date. For the quarter ended June 30, 2010, the rate on this instrument was 3.25%.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime rate plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $4.8 million and has contributed $4.4 million as additional capital to the Bank. For the quarter ended June 30, 2010, the interest rate on this borrowing was 4.25%.

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of common stock, no par, for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

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

The Bank's capital ratios at June 30, 2010 and December 31, 2009 are presented in the following table

                                           JUNE 2010       DECEMBER 2009
                                           ---------       -------------
Shareholders' equity to total assets          5.5%              5.8%
Leverage ratio                                7.1%              7.3%
Risk-based capital ratios:
   Tier 1                                     8.6%              8.5%
   Total Capital                             10.8%             10.7%


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 2010 were $53.6 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At June 30, 2010, our obligations under standby letters of credit totaled $1.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

The Registrant's chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

                                      CORNERSTONE FINANCIAL CORPORATION

Date:  August 12, 2010                By: /s/ George W. Matteo, Jr.
                                          -------------------------------------
                                          George W. Matteo, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  August 12, 2010                By: /s/ Keith  Winchester
                                          -------------------------------------
                                          Keith Winchester
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)