Form 10-Q
period 2010-09-30
Cornerstone Financial Corp
filed 2010-11-12
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
             For the quarterly period ended September 30, 2010
                                            ------------------
                                      -OR-
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
            For the transition period from             to              .
                                           -----------    -------------

                       CORNERSTONE FINANCIAL CORPORATION
            -------------------------------------------------------
            (Exact name of registrant, as specified in its charter)

            NEW JERSEY                                      80-0282551
  --------------------------------                      ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

6000 MIDLANTIC DRIVE, SUITE 120 S, MOUNT LAUREL, NEW JERSEY        08054
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

Large accelerated filer [ ]                Accelerated filer [ ]

Non-accelerated filer   [ ]                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES     NO X
                                     ---   ---

As of November 10, 2010, there were 1,809,656 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION

                                    CONTENTS

                                                                           PAGES
                                                                           -----
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements .................................  1
     Consolidated Statements of Financial Condition at
      September 30, 2010 (unaudited) and December 31, 2009 ..................  1

     Consolidated Statements of Operations (unaudited)
      for the three months ended September 30, 2010 and 2009 ................  2

     Consolidated Statements of Operations (unaudited) for
      the nine months ended September 30, 2010 and 2009 .....................  3

     Consolidated Statement of Changes in Stockholders' Equity
       (unaudited) for the nine months ended September 30, 2010 .............  4

     Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended September 30, 2010 and 2009 .........................  5

     Notes to Consolidated Financial Statements (unaudited) .................  6

  Item 2. Management's Discussion and Analysis or Plan of Operation ......... 15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ........ 27

  Item 4. Controls and Procedures ........................................... 27

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings ................................................. 28

  Item 1A. Risk Factors ..................................................... 28

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....... 28

  Item 3. Defaults upon Senior Securities ................................... 28

  Item 4. Submission of Matters to a Vote of Security Holders ............... 28

  Item 5. Other Information ................................................. 28

  Item 6. Exhibits .......................................................... 28

Signatures .................................................................. 29

Exhibit 31.1 ................................................................ 30

Exhibit 31.2 ................................................................ 31

Exhibit 32.1 ................................................................ 32

Exhibit 32.2 ................................................................ 33

PART I. FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     SEPTEMBER 30,       DECEMBER 31,
(In thousands, except share data)                                         2010               2009
                                                                     --------------     ------------
ASSETS:                                                               (unaudited)
Cash and due from banks                                               $    7,576         $     4,742
Federal funds sold                                                        26,500                   -
                                                                      ----------         -----------
     Cash and cash equivalents                                            34,076               4,742
                                                                      ----------         -----------
Investment securities:
 Held to maturity (fair value 2010 - $45,025; 2009 - $47,294)             44,209              48,059
 Available for sale (amortized cost 2010-$32,519; 2009- $0)               32,689                   0
Loans receivable                                                         242,125             238,424
     Less allowance for loan losses                                        3,663               3,432
                                                                      ----------         -----------
          Loans receivable, net                                          238,462             234,992
                                                                      ----------         -----------
Federal Home Loan Bank stock                                               1,435               1,572
Premises and equipment, net                                                7,737               7,871
Accrued interest receivable                                                1,719               1,484
Bank owned life insurance                                                  4,644               4,521
Deferred taxes                                                             1,138               1,154
Other assets                                                               1,420               1,749
                                                                      ----------         -----------
 Total Assets                                                         $  367,529         $   306,144
                                                                      ==========         ===========
LIABILITIES:
Non-interest bearing deposits                                         $   32,629         $    37,500
Interest bearing deposits                                                151,964              99,132
Certificates of deposit                                                  125,240             112,861
                                                                      ----------         -----------
     Total deposits                                                      309,833             249,493
                                                                      ----------         -----------
Advances from the Federal Home Loan Bank                                  25,000              29,883
Line of Credit                                                             4,825               4,672
Subordinated debt                                                          3,000               3,000
Unsettled Securities payable                                               4,000                   0
Other liabilities                                                          1,480               1,283
                                                                      ----------         -----------
 Total Liabilities                                                       348,138             288,331
                                                                      ----------         -----------
Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock:
$0 par value; $1,000 per share stated value, authorized
1,000,000 shares; issued and outstanding 1,900 at September
30, 2010 and December 31, 2009, respectively                               1,900               1,900
Common stock:
$0 par value: authorized 10,000,000 shares; issued and
outstanding 1,809,656 at September 30, 2010 and December
31, 2009, respectively                                                         -                   -
Additional paid-in capital                                                16,691              16,623
Accumulated other comprehensive income                                       101                   -
Retained earnings (deficit)                                                  699                (710)
                                                                      ----------         -----------
     Total Shareholders' Equity                                           19,391              17,813
                                                                      ----------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  367,529         $   306,144
                                                                      ==========         ===========

See accompanying notes to consolidated financial statements

                             CORNERSTONE FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                   ---------------------------------------------------
(In thousands, except per share data)              SEPTEMBER 30, 2010                SEPTEMBER 30,2009
                                                   ------------------                -----------------
INTEREST INCOME                                        (Unaudited)                      (Unaudited)
   Interest and fees on loans                           $  3,460                         $   3,303
   Interest on investment securities                         593                               569
   Interest on federal funds                                  16                                 1
                                                        --------                         ---------
      TOTAL INTEREST INCOME                                4,069                             3,873

INTEREST EXPENSE
   Interest on deposits                                      991                             1,185
   Interest on borrowings                                    171                               317
                                                        --------                         ---------
      TOTAL INTEREST EXPENSE                               1,162                             1,502
                                                        --------                         ---------
   Net interest income                                     2,907                             2,371
   Provision for loan losses                                 235                               131
                                                        --------                         ---------
   NET INTEREST INCOME AFTER LOAN LOSS PROVISION           2,672                             2,240
                                                        --------                         ---------
NON-INTEREST INCOME
   Service charges on deposit accounts                        50                                67
   Origination fees on mortgage loans sold                     -                                 7
   Bank owned life insurance income                           41                                44
   Gain on sale of loans                                     291                                 -
   Miscellaneous fee income                                   30                                19
                                                        --------                         ---------
      TOTAL NON-INTEREST INCOME                              412                               137
                                                        --------                         ---------
NON-INTEREST EXPENSE
   Salaries and employee benefits                          1,231                             1,121
   Net occupancy                                             298                               291
   Data processing and other service costs                   115                                96
   Professional services                                     322                                93
   Advertising and promotion                                  26                                50
   Other real estate owned expense                            10                                 7
   FDIC expense                                              131                               118
   Other operating expenses                                  161                               179
                                                        --------                         ---------
     TOTAL NON-INTEREST EXPENSE                            2,294                             1,955
                                                        --------                         ---------
   Income before income taxes                                790                               422
   Income tax expense                                        311                               153
                                                        --------                         ---------
NET INCOME                                                   479                               269
   Preferred stock dividends                                  33                                 -
                                                        --------                         ---------
   Net income(loss) available to common
   shareholders                                         $    446                         $     269
                                                        ========                         =========
EARNINGS PER SHARE
   Basic                                                $   0.25                         $    0.15
   Diluted                                              $   0.24                         $    0.15

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                   1,810                             1,741
   Diluted                                                 1,833                             1,741

See accompanying notes to consolidated financial statements

                                CORNERSTONE FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           NINE MONTHS ENDED
                                              ----------------------------------------------
(In thousands, except per share data)         SEPTEMBER 30, 2010          SEPTEMBER 30, 2009
                                              ------------------          ------------------
INTEREST INCOME                                   (Unaudited)                 (Unaudited)
   Interest and fees on loans                      $   10,248                 $  9,402
   Interest on investment securities                    1,781                    1,433
   Interest on federal funds                               24                        6
                                                   ----------                 --------
      TOTAL INTEREST INCOME                            12,053                   10,841

INTEREST EXPENSE
   Interest on deposits                                 2,932                    3,700
   Interest on borrowings                                 523                      934
                                                   ----------                 --------
      TOTAL INTEREST EXPENSE                            3,455                    4,634
                                                   ----------                 --------
   Net interest income                                  8,598                    6,207
   Provision for loan losses                              382                    2,351
                                                   ----------                 --------
   NET INTEREST INCOME AFTER LOAN LOSS PROVISION        8,216                    3,856
                                                   ----------                 --------
NON-INTEREST INCOME
   Service charges on deposit accounts                    148                      148
   Origination fees on mortgage loans sold                  -                       18
   Bank owned life insurance income                       123                      130
   Gain on sale of Loans                                  330                        -
   Miscellaneous fee income                                85                       62
                                                   ----------                 --------
      TOTAL NON-INTEREST INCOME                           686                      358
                                                   ----------                 --------
NON-INTEREST EXPENSE
   Salaries and employee benefits                       3,648                    3,282
   Net occupancy                                          925                    1,043
   Data processing and other service costs                352                      303
   Professional services                                  609                      312
   Advertising and promotion                               99                      136
   Other real estate owned expense                         24                       24
   FDIC expense                                           355                      422
   Other operating expenses                               476                      462
                                                   ----------                 --------
     TOTAL NON-INTEREST EXPENSE                         6,488                    5,984
                                                   ----------                 --------
   Income(loss) before income taxes                     2,414                   (1,770)
   Income tax expense (benefit)                           939                     (745)
                                                   ----------                 --------
NET INCOME(LOSS)                                        1,475                   (1,025)
   Preferred stock dividends                               99                        -
                                                   ----------                 --------
   Net income(loss) available to common
   shareholders                                    $    1,376                 $ (1,025)
                                                   ==========                 ========
EARNINGS PER SHARE
   Basic                                           $     0.76                 $  (0.61)
   Diluted                                         $     0.76                 $  (0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                1,810                    1,686
   Diluted                                              1,821                    1,686

See accompanying notes to consolidated financial statements

                                             CORNERSTONE FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (Unaudited)


(In thousands, except per share data)
                                                                                                  ACCUMULATED
                                                                     ADDITIONAL    ACCUMULATED       OTHER
                         COMPREHENSIVE    PREFERRED     COMMON        PAID-IN        EARNINGS     COMPREHENSIVE
                             INCOME         STOCK       STOCK         CAPITAL        (DEFICIT)       INCOME           TOTAL
                         -------------    ---------     ------       ----------   -------------   --------------      -----
Balance at
December 31, 2009                          $ 1,900     $     -        $ 16,623        $ (710)       $     -         $ 17,813
                                           =======     =======        ========        ======        =======         ========
Comprehensive
  income

Net Income                  $ 1,475              -           -               -         1,475              -            1,475
                            -------
Unrealized gain on
securities available
for sale, net of tax            101                                                                     101              101
                            =======
Comprehensive
income                      $ 1,576
                            =======
Stock based
  compensation                                   -           -             101             -              -              101
Preferred Stock
  Dividend
($35 per share)                                  -           -             (33)          (66)             -              (99)
                                           -------      ------        --------        ------        -------         --------
Balance at
  September 30,
  2010                                     $ 1,900      $    -        $ 16,691        $  699        $   101         $ 19,391
                                           =======      ======        ========        ======        =======         ========

See accompanying notes to consolidated financial statements.

                                   CORNERSTONE FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           NINE MONTHS ENDED
                                                             -------------------------------------------
(In thousands)                                               SEPTEMBER 30, 2010       SEPTEMBER 30, 2009
                                                             ------------------       ------------------
                                                                 (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income(loss)                                             $   1,475               $  (1,025)
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
     Provision for loan losses                                          382                   2,351
     Depreciation                                                       293                     600
     Amortization of premiums and discounts, net                         39                      25
     Stock option expense                                               101                      18
     Deferred tax expense (benefit)                                     (54)                   (837)
     Decrease in other real estate owned                                  -                      83
     Loans originated for sale                                            -                  (6,399)
     Proceeds from sales of loans held for sale                           -                   6,399
     Income on Bank Owned Life Insurance                               (123)                   (130)
     Decrease (increase) in accrued interest receivable
        and other assets                                                 94                    (251)
     Increase in other liabilities                                    4,197                     317
                                                                  ---------               ---------
        Net cash used by operating activities                         6,404                   1,151
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments held to maturity                      (44,509)                (45,285)
     Purchases of securities available for sale                     (32,519)                      -
     Maturity and calls of investments held to maturity              48,320                  27,350
     Redemption (purchase) of FHLB Stock                                137                    (199)
     Net increase in loans                                           (3,851)                (40,977)
     Purchases of premises and equipment                               (159)                    (80)
                                                                  ---------               ---------
        Net cash used in investing activities                       (32,581)                (59,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                        60,340                  46,790
     Proceeds from borrowings                                       242,753                 651,420
     Principal payments on borrowings                              (247,483)               (643,101)
     Net Proceeds from issuance of stock                                  -                   1,077
     Cash dividend paid for preferred stock                             (99)                      -
                                                                  ---------               ---------
       Net cash provided by financing activities                     55,511                  56,186
     Net increase (decrease) in cash and cash equivalents            29,334                  (1,854)
Cash and cash equivalents at the beginning of the period              4,742                   9,368
                                                                  ---------               ---------
Cash and cash equivalents at the end of the period                $  34,076               $   7,514
                                                                  =========               =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                     $   3,466               $   4,651
     Cash paid during the period for income taxes                       991                      90
     Net change in unrealized gain on securities, net of tax            101                       -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Unsettled AFS investment security                            $   4,000               $       -

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

NOTE 2 -- USE OF ESTIMATES

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

NOTE 3 -- RECENT LEGISLATIVE DEVELOPMENTS

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

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

o Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws directly for large institutions;

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

o Creates a permanent exemption for non-accelerated filer to obtain an internal control audit under section 404(b) of the Sarbanes Oxley Act of 2002.

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

NOTE 6 -- STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) Topic 718 STOCK COMPENSATION. The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Company had $299 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at September 30, 2010.

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

NOTE 7 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at September 30, 2010 and December 31, 2009 is as follows (in thousands):

                                               SEPTEMBER 30, 2010
                                                     GROSS              GROSS
                                                   UNREALIZED        UNREALIZED       FAIR
                                      COST           GAINS             LOSSES         VALUE
                                    --------   ------------------    ----------       -----
INVESTMENTS HELD TO MATURITY:
Government agency obligations       $ 36,354        $  532             $   52       $ 36,834
Mortgage backed securities             7,855           336                  -          8,191
                                    --------        ------             ------       --------
Total                               $ 44,209        $  868             $   52       $ 45,025
                                    ========        ======             ======       ========
INVESTMENTS AVAILABLE FOR SALE:
Government agency obligations       $ 26,562        $   48             $  120       $ 26,490
US Treasury Securities                 5,957           242                  -          6,199
                                    --------        ------             ------       --------
Total                               $ 32,519        $  290             $  120       $ 32,689
                                    ========        ======             ======       ========

                                               DECEMBER 31, 2009
                                                    GROSS              GROSS
                                                 UNREALIZED          UNREALIZED       FAIR
                                      COST          GAINS              LOSSES         VALUE
                                    --------   ------------------    ----------       -----
INVESTMENTS HELD TO MATURITY:
Government agency obligations       $ 39,019        $   42             $ (721)      $ 38,340
Mortgage backed securities             9,040            46               (132)         8,954
                                    --------        ------             ------       --------
Total                               $ 48,059        $   88             $ (853)      $ 47,294
                                    ========        ======             ======       ========
INVESTMENTS AVAILABLE FOR SALE:
US Treasury Securities              $      -        $    -             $    -       $      -
Government agency obligations              -             -                  -              -
                                    --------        ------             ------       --------
Total                               $      -        $    -             $    -       $      -
                                    ========        ======             ======       ========

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at September 30, 2010 and December 31, 2009 for the time periods shown (in thousands):

                                                            SEPTEMBER 30, 2010
                                  LESS THAN 12 MONTHS      12 MONTHS OR LONGER                 TOTAL
                                -----------------------   ----------------------      -------------------------
                                             UNREALIZED               UNREALIZED                     UNREALIZED
                                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES       FAIR VALUE       LOSSES
                                ----------   ----------   ----------  ----------      ----------     ----------
INVESTMENTS HELD TO MATURITY:
Government Agency Obligations     $ 3,637       $ 52        $   -         $   -       $  3,637         $   52
Mortgage Backed Securities              -          -            -             -              -              -

INVESTMENTS AVAILABLE FOR SALE:
US Treasury Securities                  -          -            -             -              -              -
Government agency obligations       9,044        120                                     9,044            120
                                 --------      -----         -----        -----       --------         -------
Total temporarily impaired
  investment securities          $ 12,681      $ 172         $   -        $   -       $ 12,681         $   172
                                 ========      =====         =====        =====       ========         =======

                                                            DECEMBER 31, 2009
                                  LESS THAN 12 MONTHS      12 MONTHS OR LONGER                 TOTAL
                                -----------------------   ----------------------      -------------------------
                                             UNREALIZED               UNREALIZED                     UNREALIZED
                                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES       FAIR VALUE       LOSSES
                                ----------   ----------   ----------  ----------      ----------     ----------
INVESTMENTS HELD TO MATURITY:
Government Agency Obligations    $  33,940     $ 721         $   -        $   -        $ 33,940        $   721
Mortgage Backed Securities           4,715       132             -            -           4,715            132

INVESTMENTS AVAILABLE FOR SALE:
US Treasury Securities           $      -      $   -         $   -        $   -        $      -        $     -
Government agency obligations           -          -             -            -               -              -
                                 --------      -----         -----        -----        --------        -------
Total temporarily impaired
  investment securities          $ 38,655      $ 853         $   -        $   -        $ 38,655        $   853
                                 ========      =====         =====        =====        ========        =======

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

NOTE 8 -- LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

                                             SEPTEMBER 30, 2010      DECEMBER 31, 2009
                                             ------------------      -----------------
    Commercial                                   $   93,563             $   91,717
    Real estate -- commercial                       112,425                105,702
    Real estate -- residential                       15,970                 19,137
    Construction                                     12,035                 12,104
    Consumer loans                                    8,426                  9,875
    Net deferred loan fees                             (294)                  (111)
                                                 ----------              ---------
                                                    242,125                238,424
    Allowance for loan losses                        (3,663)                (3,432)
                                                 ----------              ---------
         Loans receivable, net                   $  238,462              $ 234,992
                                                 ==========              =========

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds for most loans. At September 30, 2010, the loans-to-one-borrower limitation was approximately $4.5 million; this excludes an additional 10% of capital funds, or approximately $3.0 million which may be loaned if collateralized by readily marketable securities. At September 30, 2010, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

Non-performing assets consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans and other real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized $149 thousand in interest income on non-accrual loans during the nine month period ended September 30, 2010 and $32 thousand for the nine month period ended September 30, 2009.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At September 30, 2010 the Company had $9.9 million in non-accrual loans compared to $8.1 million in non-accrual loans at December 31, 2009. At September 30, 2010, the Company had sixteen impaired loan relationships totaling $11.7 million (included within the non-accrual loans discussed above) in which $3.7 million in impaired loans had a related allowance for credit losses of $1.8 million and $8.0 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $12.7 million as of September 30, 2010, and interest income recorded on impaired loans during the nine months ended September 30, 2010 totaled $149 thousand, as compared to $32 thousand for the nine months ended September 30, 2009.

The balance in commercial loans 90-days past due and still accruing remained unchanged as of September 30, 2010 from the reported levels at December 31, 2009. During the period ended September 30, 2010, the balance in commercial real estate loans 90-days past due and still accruing decreased by $1.5 million and represented two loan relationships totaling $1.8 million which moved into the non-accrual loan category partially offset by the addition of one loan in this category totaling $270 thousand. Lastly, the increase in residential real estate loans 90 days past due and still accruing reflects one loan relationship totaling $244 thousand.

Included in the balance of the loans past due 90 days or more is a principal balance of $634 thousand dollars representing the Bank's participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Bank has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims. In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion, that we may collect our principal and interest from the lead/originating bank. However, in that case our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

The following table provides information regarding risk elements in the loan portfolio as of September 30, 2010 and December 31, 2009

(In thousands)                                                SEPTEMBER 30, 2010        DECEMBER 31, 2009
                                                              ------------------        -----------------
Non-performing assets:
Loans past due 90 days or more and accruing
Commercial                                                       $     634                  $    634
Commercial real estate                                                 270                     1,765
Residential real estate                                                244                         -
                                                                  --------                  --------
      Total loans past due 90 days or more and accruing              1,148                     2,399
                                                                  --------                  --------
Non-accrual loans:
Commercial                                                           1,232                     1,401
Commercial real estate                                               6,185                     3,722
Construction                                                         2,480                         -
Residential real estate                                                  -                     3,020
                                                                  --------                  --------
      Total non-accrual loans                                        9,897                     8,143
Impaired loans                                                         654                         -
                                                                  --------                  --------
Total non-performing loans                                          10,551                     8,143
Real estate owned                                                        -                         -
                                                                  --------                  --------
      Total non-performing assets                                 $ 11,699                  $ 10,542
                                                                  ========                  ========
Non-performing loans as a percentage of loans                        4.83%                     4.42%
                                                                  ========                  ========
Non-performing assets as a percentage of loans and
 real estate owned                                                   4.83%                     4.42%
                                                                  ========                  ========
Non-performing assets as a percentage of total assets                3.16%                     3.44%
                                                                  ========                  ========

During the period ended September 30, 2010 the Company experienced a $1.8 million net increase in non-accrual loans. This change reflects the downgrading of five loan relationships to non-accrual status totaling $4.9 million partially offset by the reduction of two residential real estate loans in the aggregate amount of $3.1 million. The reduction of the two residential real estate loans was related to the pay-off of one residential real estate loan in the amount of $1.9 million, which did not require the recognition of any additional write down, coupled with one residential real estate loan in the amount of $1.2 million which returned to performing status.

The following table sets forth with respect to the Bank's allowance for losses on loans:

(In thousands)                                      SEPTEMBER 30, 2010         SEPTEMBER 30, 2009
                                                    ------------------         ------------------
Balance at beginning of year                            $  3,432                   $   1,133
Provision:
 Commercial                                                  157                       1,149
 Commercial real estate                                      323                       1,135
 Residential real estate                                     (61)                          -
 Consumer                                                    (37)                         68
                                                       ---------                   ---------
          Total Provision                                    382                       2,351
Charge-offs:
Commercial                                                   149                           -
Recoveries                                                     -                           -
          Total Net Charge-offs                              149                           -
                                                       =========                   =========
Balance at end of period                               $   3,663                   $   3,484
                                                       =========                   =========
Period-end loans outstanding                           $ 242,125                   $ 225,573
                                                       =========                   =========
Average loans outstanding                              $ 237,288                   $ 224,284
                                                       =========                   =========
Allowance as a percentage of period-end loans              1.51%                       1.54%

Net charge-offs as a percentage of average loans           0.06%                       0.00%

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company's allowance for loan loss the Company maintains a Criticized Asset Committee ("CAC") consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. While the Company has increased its allowance for loan loss for the nine month period ended September 30, 2010 by $382 thousand, management believes the credit quality of the loan portfolio remains stable. On a linked basis, our non-performing assets have shown a modest increase of $512 thousand over their stated levels at December 31, 2009 representing a non-performing asset to total asset ratio of 2.99% at September 30, 2010 as compared to a non-performing asset to total asset ratio 3.44% at December 31, 2009.

The Company's charge-off policy states any asset classified loss shall be charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the Board Loan Committee ("BLC") will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan shall be charged to the allowance for loan loss. In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the nine month period ending September 30, 2010 the Company experienced one charge off relating to one loan relationship totaling $149 thousand and no partial charge-offs as compared to four loans representing one relationship totaling $462 thousand that were determined to have a portion deemed uncollectable which resulted in the company recognizing a partial charge-off of $231 thousand for the period ended December 31, 2009.

NOTE 9 -- BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4.6 million at September 30, 2010. Income of $123 thousand was recognized on the BOLI during the nine month period ended September 30, 2010 as compared to $130 thousand for the nine month period ended September 30, 2009. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 10 -- DEFERRED COMPENSATION PLANS

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $128 thousand in deferred compensation expense during the nine month period ended September 30, 2010 as compared to $95 thousand for the nine month period ended September 30, 2009.

NOTE 11 -- INCOME TAXES

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

Federal tax years 2007 through 2009 remain subject to examination as of September 30, 2010, while tax years 2006 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely than not that its deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of September 30, 2010 or December 31, 2009. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company's deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company's net income in the period in which it is recorded.

NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 FAIR VALUE MEASUREMENTS AND DISCLOSURES establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. ASC Topic 820 does not require any new fair value measurements. The adoption of ASC Topic 820 did not have a material impact on the Company's consolidated financial statements.

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

The fair value of securities available for sale are determined by obtaining quoted prices on a nationally recognized securites exchange ( Level 1 inputs) or matrix pricing, which is a mathematical technique widelyused in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities( Level 2 inputs).

A financial instrument's level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As of September 30, 2010, the Company had investment securities available for sale carried at fair value as compared to December 31, 2009, where the Company did not have any assets or liabilities measured at fair value on a recurring basis.

     ASSETS AND LIABILITIES MEASURED ON A RECURRING BASIS

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                             FAIR VALUE MEASUREMENTS                        FAIR VALUE MEASUREMENTS
                                             AT SEPTEMBER 30, 2010                             AT DECEMBER 31, 2009
                                 ---------------------------------------------     ---------------------------------------------
                                  QUOTED PRICES                                    QUOTED PRICES
                                    IN ACTIVE      SIGNIFICANT     SIGNIFICANT       IN ACTIVE        SIGNIFICANT   SIGNIFICANT
                                     MARKETS          OTHER           OTHER           MARKETS            OTHER         OTHER
                                  FOR IDENTICAL    OBSERVABLE     UNOBSERVABLE     FOR IDENTICAL      OBSERVABLE    UNOBSERVABLE
                                     ASSETS          INPUTS          INPUTS            ASSETS            INPUTS        INPUTS
                                   (LEVEL 1)        (LEVEL 2)       (LEVEL 3)         (LEVEL 1)         (LEVEL 2)     (LEVEL 3)
                                 --------------    -----------    ------------     --------------     ------------   -----------
                                                 (IN THOUSANDS)                                      (IN THOUSANDS)
Assets:
  Investment Securities
    US Government Obligations       $    --         $ 26,490         $    --           $   --            $  --         $  --
    US Treasury Securities          $ 6,199         $     --         $    --           $   --            $  --         $  --
                                    -------         --------         -------           ------            -----         -----
    Total assets on a recurring
      basis at fair value           $ 6,199         $ 26,490         $    --           $   --            $  --         $  --
                                    =======         ========         =======           ======            =====         =====

     ASSETS AND LIABILITIES MEASURED ON A NON-RECURRING BASIS

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                              FAIR VALUE MEASUREMENTS                           FAIR VALUE MEASUREMENTS
                                               AT SEPTEMBER 30, 2010                               AT DECEMBER 31, 2009
                                ------------------------------------------------  ----------------------------------------------
                                QUOTED PRICES                                     QUOTED PRICES
                                  IN ACTIVE        SIGNIFICANT     SIGNIFICANT      IN ACTIVE        SIGNIFICANT    SIGNIFICANT
                                    MARKETS           OTHER           OTHER          MARKETS            OTHER          OTHER
                                 FOR IDENTICAL      OBSERVABLE      UNOBSERVABLE   FOR IDENTICAL      OBSERVABLE    UNOBSERVABLE
                                    ASSETS            INPUTS          INPUTS          ASSETS            INPUTS         INPUTS
                                   (LEVEL 1)         (LEVEL 2)        (LEVEL 3)       (LEVEL 1)        (LEVEL 2)      (LEVEL 3)
                                 --------------    -----------    ------------     --------------     ------------   -----------
                                                  (IN THOUSANDS)                                    (IN THOUSANDS)
Assets:
  Impaired loans                   $    --          $  1,847         $    --           $   --          $ 2,611         $  --
                                   -------          --------         -------           ------          -------         -----
    Total assets
      measured on a
      non-recurring basis
      at fair value                $    --          $  1,847         $    --           $   --          $ 2,611         $  --
                                   =======          ========         =======           ======          =======         =====

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

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at September 30, 2010 and December 31, 2009 was as follows:

                                              SEPTEMBER 30, 2010              DECEMBER 31, 2009
                                         ---------------------------     ---------------------------
                                         CARRYING         ESTIMATED      CARRYING         ESTIMATED
(in thousands)                            AMOUNT         FAIR VALUE       AMOUNT          FAIR VALUE
                                         --------        -----------     --------        -----------
Financial assets:
    Cash and cash equivalents            $  34,076       $  34,076      $  4,742          $  4,742
    Investments held to maturity
       Federal Agency Securities            36,354          36,834        39,019            38,340
       Mortgage-backed Securities            7,855           8,191         9,040             8,954
     Investments available for sale
       US Treasury Securities                6,199           6,199             -                 -
       Federal Agency Securities            26,490          26,490             -                 -
    Loans receivable                       242,125         264,978       238,424           266,399
    FHLB stock                               1,435           1,435         1,572             1,572
    Bank Owned Life Insurance                4,644           4,644         4,521             4,521
    Accrued interest receivable              1,719           1,719         1,484             1,484
                                         ---------       ---------     ---------         ---------
          Total financial assets         $ 360,897       $ 384,566     $ 298,802         $ 326,012
                                         =========       =========     =========         =========
Financial Liabilities:
Checking Accounts                        $  48,953       $  48,953    $   56,783         $  56,783
Statement savings accounts                   3,142           3,142         3,430             3,430
Money market accounts                       31,813          31,813        19,658            19,658
Index Accounts                             100,685         100,685        56,761            56,761
Certificates of deposit                    125,240         124,248       112,861           111,908
FHLB advances                               25,000          25,000        29,883            29,883
Line of Credit                               4,825           4,825         4,672             4,672
Subordinated Debt                            3,000           3,000         3,000             3,000
Accrued interest payable                       210             210           222               222
                                         ---------       ---------     ---------         ---------
     Total financial liabilities         $ 342,868       $ 341,876     $ 287,270         $ 286,317
                                         =========       =========     =========         =========

                                          CONTRACT       ESTIMATED     CONTRACT         ESTIMATED
                                           VALUE         FAIR VALUE      VALUE          FAIR VALUE
                                         ---------       ----------    ---------        ----------
Off-balance sheet instruments:
   Commitments to extend credit          $  56,590       $       -     $  45,684        $       -
                                         =========       =========     =========        =========

NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENTS

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update (ASU) for improving disclosures about fair value measurements. This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 31, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Corporation. This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of this update did not materially impact the Corporation's current fair value measurement disclosures.

In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company's loans and leases and the allowance for loan and lease losses. This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company's reporting period ending December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption will have no impact on the Company's statements of operation and condition.

NOTE 14-- PRIVATE PLACEMENT COMMON STOCK OFFERING AND PREFERRED STOCK ISSUANCE

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of Company common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of Company common stock, for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

In December 2009, the Company authorized the establishment of 2,000 shares of $0 par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

NOTE 15 -- SUBSEQUENT EVENTS

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

We have adopted a strategy of continued growth. In furtherance of that strategy, we opened our eighth office in Marlton, New Jersey. At September 30, 2010, we had total assets of $367.5 million, total loans, net of $238.4 million, total investment securities of $76.9 million and total deposits of $309.8 million compared to total assets of $306.1 million, total loans, net of $235.0 million, total investment securities of $48.1 million and total deposits of $249.5 million at December 31, 2009. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers' needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at September 30, 2010, which are expected to mature or reprice in each of the time periods shown:

                                                                                       NON-RATE
                                                                                       SENSITIVE
(DOLLARS IN THOUSANDS)                        ONE YEAR      ONE-FIVE        OVER        ASSETS/
                                              OR LESS        YEARS       FIVE YEARS    LIABILITIES      TOTAL
                                              --------      --------     ----------    -----------    ---------
INTEREST-EARNING ASSETS:
------------------------
 Short term investments                      $  26,500      $      -     $       -     $      -       $  26,500
 Investment securities held to maturity              -         5,898        38,311            -          44,209
 Investment securities available for sale                                   32,689                       32,689
                                                                         ---------                    ---------
 Loans receivable                              111,532        75,267        55,326            -         242,125
                                             ---------      --------     ---------     --------       ---------
 Total interest-earning assets                 138,032        81,165       126,326            -         345,523
                                             ---------      --------     ---------     --------       ---------
 Non-rate sensitive assets:
  Other assets                                       -             -             -       22,006          22,006
                                             ---------      --------     ---------     --------       ---------
   Total assets                              $ 138,032      $ 81,165     $ 126,326     $ 22,006       $ 367,529
                                             =========      ========     =========     ========       =========
INTEREST-BEARING LIABILITIES:
-----------------------------
Interest-bearing demand                      $  16,324      $      -     $       -     $      -       $  16,324
Statement savings                                3,142             -             -            -           3,142
Money market                                   132,498             -             -            -         132,498
Certificates of deposit                         94,889        30,351             -            -         125,240
Subordinated debt                                3,000             -             -            -           3,000
Borrowings                                           -        29,825             -            -          29,825
                                             ---------      --------     ---------     --------       ---------
   Total interest-bearing liabilities          249,853        60,176             -            -         310,029
                                             ---------      --------     ---------     --------       ---------
NON-RATE SENSITIVE LIABILITIES:
 Non-interest bearing deposits                       -             -             -       32,629          32,629
 Other liabilities                                   -             -             -        5,480           5,480
 Capital                                             -             -             -       19,391          19,391
                                             ---------      --------     ---------     --------       ---------
   Total liabilities and capital             $ 249,853      $ 60,176     $       -     $ 57,500       $ 367,529
                                             =========      ========     =========     ========       =========
Period GAP                                   $(111,821)     $ 20,989     $ 126,326     $(35,494)
Cumulative interest-earning assets           $ 138,032      $219,197     $ 345,523
Cumulative interest-bearing liabilities      $ 249,853      $310,029     $ 310,029
Cumulative GAP                               $(111,821)     $(90,832)    $  35,494
Cumulative RSA/RSL (1)                          55.25%        70.70%       111.45%

(1) Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At September 30, 2010, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at September 30, 2010 as compared to December 31, 2009 and our results of operations for the three and nine month periods ended September 30, 2010 as compared to the same period in 2009.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Total assets at September 30, 2010 were $367.5 million, an increase of $61.4 million or 20.1% over December 31, 2009. This change was primarily due to increases in cash and cash equivalents of $29.3 million, bank owned life insurance of $123 thousand, investment securities available for sale of $32.7 million, loans receivable, net, of $3.5 million, and accrued interest receivable of $235 thousand, partially offset by decreases in deferred taxes of $16 thousand, Federal Home Loan Bank ("FHLB") stock of $137 thousand, other assets of $ 329 thousand, securities held to maturity of $3.9 million and premises and equipment of $134 thousand.

Gross loans receivable at September 30, 2010, totaled $242.1 million, an increase of $3.7 million or 1.6% from December 31, 2009. This increase was attributable to increases in commercial loans of $1.8 million and commercial real estate loans of $6.7 million partially offset by decreases in construction loans of $69 thousand, real estate loans secured by residential properties of $3.2 million and consumer loans of $1.5 million. The reduction in residential real estate loans reflects the payoff of a non-accrual loan relationship totaling $1.8 million. See Footnote 8 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets consists of non-accrual loans, (loans on which the accrual of interest has ceased) loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans, and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized $149 thousand in interest income on non-accrual loans during the nine month period ended September 30, 2010 and $32 thousand for the nine month period ended September 30, 2009.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. At September 30, 2010, we had a total of $9.9 million in non accrual loans as compared to $8.1 million in non-accrual loans at December 31, 2009. At September 30, 2010, the Company had sixteen impaired loan relationships totaling $11.7 million (included within the non-accrual loans discussed above) in which $3.7 million in impaired loans had a related allowance for credit losses of $1.8 million and $8.0 million in impaired loans in which there is no related allowance for credit losses as compared to seven impaired loan relationship totaling $8.1 million at December 31, 2009 in which $4.9 million in impaired loans had a related allowance for credit losses totaling $2.1 million and $7.3 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $12.7 million as of September 30, 2010, and interest income recorded on impaired loans during the nine months ended September 30, 2010, totaled $149 thousand as compared to $32 thousand for the nine month period ended September 30, 2009.

The balance in commercial loans 90-days past due and still accruing remained unchanged as of September 30, 2010 from the reported levels at December 31, 2009. During the period ended September 30, 2010, the balance in commercial real estate loans 90-days past due and still accruing decreased by $1.5 million and represented two loan relationships totaling $1.8 million which moved into the non-accrual loan category partially offset by the addition of one loan in this category totaling $270 thousand. Lastly the increase in residential real estate loans 90 days past due and still accruing reflects one loan relationship totaling $244 thousand.

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

During the period ended September 30, 2010 the Company experienced a $1.8 million net increase in non-accrual loans. This change reflects the downgrading of five loan relationships to a non-accrual status totaling $4.9 million partially offset by the reduction of two residential real estate loans in the aggregate of $3.1 million. The reduction of the two residential real estate loans was related to the pay-off of one residential real estate loan in the amount of $1.9 million, which did not require the recognition of any additional write down, coupled with one residential real estate loan in the amount of $1.2 million which returned to performing status.

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company's allowance for loan loss the Company maintains a Criticized Asset Committee ("CAC") consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem credit to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan, adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. Although the Company has increased its allowance for loan loss for the nine month period ended September 30, 2010 by $382 thousand, management believes the credit quality of the loan portfolio remains stable. On a linked quarterly basis non performing assets have shown a modest increase of $512 thousand over their stated levels at December 31, 2009.

Any asset classified loss are charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the BLC will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan is charged to the allowance for loan loss. In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the period ending September 30, 2010 the Company recognized one charge off relating to one loan relationship totaling $149 thousand and no partial charge-offs as compared to four loans representing one relationship totaling $462 thousand that were determined to have a portion deemed uncollectable which resulted in the company recognizing a partial charge-off of $231 thousand for the period ended December 31, 2009.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At September 30, 2010 and December 31, 2009 we had no real estate owned.

Our investment securities are classified as either held to maturity or available for sale. Our investment portfolio increased by $28.8 million or 60.0% to $76.9 million at September 30, 2010, from $48.1 million at December 31, 2009. The change in our investment portfolio is related to the purchase of $32.7 million in US Treasury and US Government Agency securities classified as available for sale partially offset by a reduction of $3.9 million related to calls of US Government Agency securities classified held to maturity. See Footnote 7 to our Consolidated Financial statements for more information regarding our investment securities portfolio. The increase in investment securities reflects management's efforts to further diversify its growing balance sheet and to more prudently manage its capital base by investing in lower risk weighted assets.

Our cash and cash equivalents increased by $29.3 million to $34.1 million at September 30, 2010 from $4.7 million at year end 2009. The increase reflects cash inflows from an increase in deposits, calls and repayments of higher yielding investment securities in a lower rate environment and loan re- and prepayments exceeding current loan funding demands. The increase in deposits reflects, in part, the Bank benefiting from merger activity involving competing institutions and resulting customer dislocation. Management has elected to keep excess cash flow in short term, liquid assets to fund anticipated loan demand over the next several quarters.

Total liabilities at September 30, 2010 amounted to $348.1 million, an increase of $59.8 million or 20.7% from December 31, 2009. This change was primarily due to increases in total deposits of $60.3 million and line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $153 thousand, unsettled securities payable of $4.0 million and other liabilities of $197 thousand, offset by a decrease of $4.9 million in advances from Federal Home Loan Bank.

Total deposits at September 30, 2010 were $309.8 million, an increase of $60.3 million or 24.2% from December 31, 2009. The change in total deposits was related to a significant increase of $52.8 million in interest bearing core deposits (i.e. all interest bearing deposit accounts other then certificate of deposit accounts), coupled with an increase of $12.4 million in certificates of deposit, partially offset by a decrease in non-interest bearing accounts of $4.9 million. The change in deposits was primarily related to the competitive pricing of our deposit products coupled with the continued development of relationships with local small businesses and the high level of individualized service provided by our team of retail branch managers. Consumer and commercial deposits are attracted principally from within our primary market area. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey, although we do accept deposits from residents of other states.

At September 30, 2010, we had advances from the FHLB in the amount of $25.0 million, a decrease of $4.9 million or 16.3 % from December 31, 2009. The weighted average interest rate on these borrowings from the FHLB was 1.49% at September 30, 2010 as compared to 2.03% at December 31, 2009.

On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30(th) or October 31(st) through the maturity date. For the quarter ended September 30, 2010, the interest rate on this instrument was 3.25% .

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime rate plus 25 basis points with a floor of 4.25% . The Company has an outstanding balance on the line of credit of $4.8 million and has contributed $4.4 million as additional capital to the Bank. For the quarter ended September 30, 2010, the interest rate on this borrowing was 4.25% .

Stockholders' equity at September 30, 2010 amounted to $19.4 million, an increase of $1.6 million or 8.9% over December 31, 2009. This increase reflects net income of $1.5 million, other comprehensive income of $101 thousand and stock based compensation expense of $101 thousand partially offset by $99 thousand in cash paid for the declaration of dividends on preferred stock for the nine month period ended September 30, 2010.

RESULTS OF OPERATIONS

NET INCOME. We recorded net income for the three month period ended September 30, 2010 of $479 thousand or $0.25 and $0.24 per common and diluted share respectively (after preferred stock dividend) as compared to a net income of $269 thousand or $0.15 per share for the same period in 2009. The change in net income for the three-month period compared to the prior period was attributable to increases of $536 thousand in net interest income and $275 thousand in non interest income due to a $291 thousand increase in gain on sale of loans, partially offset by an increase of $104 thousand in the provision for loan losses. Non- interest expenses increase by $339 thousand due to increased salary and benefit costs of $110 thousand, net occupancy costs of $7 thousand, data processing costs of $19 thousand, professional services of $229 thousand, other real estate owned expense of $3 thousand and FDIC expenses of $13 thousand, partially offset by decreases in advertising and promotion of $24 thousand and other operating expenses of $18 thousand. The increase in professional services includes a charge of $203 thousand, or $.07 per share for audit, legal and investment banking fees associated with a proposed capital transaction terminated by the Company. The net interest margin for the three-month period ended September 30, 2010 increased by 8 basis points to 3.57% as compared to 3.49% for the same period in 2009.

We recorded net income for the nine month period ended September 30, 2010 of $1.5 million or $0.76 per common and diluted share respectively (after preferred stock dividend) as compared to a net loss of $1.0 million or $0.61 per share for the same period in 2009. The change in net income for the nine-month period compared to the prior period was attributable to increases of $2.4 million in net interest income and $328 thousand in non-interest income coupled with a decrease of $1.9 million in provision for loan losses, $67 thousand in FDIC insurance premium expense, and $118 thousand in net occupancy cost. In addition, employee salaries and benefits increased by $366 thousand, professional services increased by $297 thousand and other non interest expenses increased by $26 thousand. The decrease in net occupancy costs was the result of costs associated with the closing of the Moorestown Route 38 Branch during the first quarter of 2009. The net interest margin for the nine-month period ended September 30, 2010 increased by 42 basis points to 3.70% as compared to 3.28% for the same period in 2009.

INTEREST INCOME. Total interest income amounted to $4.1 million for the three-month period ended September 30, 2010, an increase of $196 thousand or 5.1% when compared to the same period in 2009. The increase in interest income was due to volume increases in our interest-bearing assets, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 4.80% for the three month period ended September 30, 2010 compared to 5.50% during the same period in 2009. The reduction in yield in the quarterly period reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

Total interest income amounted to $12.1 million for the nine-month period ended September 30, 2010, an increase of $1.2 million or 11.2% when compared to the same period in 2009. The increase in interest income was related to volume increases of $19.3 million in average loans, $18.6 million in Fed Funds Sold and $12.2 million in average investment securities, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 5.14% for the nine month period ended September 30, 2010 compared to 5.53% during the same period in 2009. The reduction in yield in the year to date period reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

INTEREST EXPENSE. Total interest expense amounted to $1.2 million for the three-month period ended September 30, 2010, a decrease of $340 thousand or
22.6 % when compared to the same period in 2009. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2009. The average cost of interest-bearing liabilities was 1.48% for the three-month period ended September 30, 2010 compared to 2.28% during the same period in 2009.

Total interest expense amounted to $3.5 million for the nine-month period ended September 30, 2010, a decrease of $1.2 million or 25.4 % when compared to the same period in 2009. The decrease in interest expense resulted from a decrease of $2.9 million in average borrowed funds and lower rates paid on deposit and borrowing products when compared to the same period in 2009, offsetting the growth in average interest bearing deposits of $43.4 million. The average cost of interest-bearing liabilities was 1.61% for the nine-month period ended September 30, 2010 compared to 2.57% during the same period in 2009.

The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

ALLOWANCE FOR LOAN LOSSES. During the third quarter of 2010, we recorded a provision for loan losses of $235 thousand compared to a provision of $131 thousand for the same period in 2009.We recorded a provision for loan losses for the nine-month period ended September 30, 2010 of $382 thousand compared to a provision of $2.4 million for the same period in 2009. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the three-month and six-month periods ended September 30, 2010, management believes the credit quality of our loan portfolio has stabilized. On a linked quarterly basis, our non-performing assets were stable from December 31, 2009 to September 30, 2010. We have not engaged in any sub prime lending activities that have plagued the banking industry. At September 30, 2010, our allowance for loan losses represented 1.51% of total loans outstanding and 34.7% of non-performing loans.

NON-INTEREST INCOME. For the three-months ended September 30, 2010, non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, origination fees on residential mortgage loans sold, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $412 thousand. This represents an increase of $275 thousand or 200.7% when compared to the same period in 2009. This increase resulted from increases of $291 thousand in gain on loans sold and miscellaneous fee income of $11 thousand, offset by decreases of $17 thousand on service charges on deposit accounts, $7 thousand in origination fees on mortgage loans sold and a $3 thousand decrease in Bank owned life insurance.

Non-interest income for the nine-months ended September 30, 2010 totaled $686 thousand, an increase of $328 thousand or 91.6% when compared to the same period in 2009. This change reflects an increase of $330 thousand in gain on sale of loans coupled with an increase of $23 thousand in miscellaneous income, partially offset by decreases of $18 thousand in origination fees on mortgage loans sold and $7 thousand in Bank owned life insurance.

NON-INTEREST EXPENSE. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.3 million for the three months ended September 30, 2010. This represents an increase of $339 thousand or 17.3% when compared to the same period in 2009. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $110 thousand, net occupancy costs of $7 thousand, data processing costs of $19 thousand, professional services of $229 thousand, and FDIC expenses of $13 thousand, partially offset by decreases in advertising and promotion of $24 thousand and other operating expenses of $18 thousand. The increase in professional services includes a charge of $203 thousand for audit, legal and investment banking fees associated with a proposed capital transaction terminated by the Company.

Non-interest expense for the nine months ended September 30, 2010 totaled $6.5 million, an increase of $504 thousand or 8.4% when compared to the same period in 2009. The increase in non-interest expense was primarily the result of increases in salary and benefit costs of $366 thousand, data processing costs of $49 thousand, professional services of $297 thousand and other operating expenses of $14, partially offset by decreases in net occupancy costs of $118 thousand, advertising and promotion expense of $37 thousand, and FDIC deposit insurance premium expense of $67 thousand. The decrease in occupancy costs is attributable to $135 thousand associated with the retirement of certain fixed assets in connection with the closing of the Moorestown Route 38 branch on April 1, 2009.

INCOME TAXES. We recorded a federal and state income tax expense of $311 thousand during the three month period ended September 30, 2010 compared to an income tax expense of $153 thousand for the same period in 2009. The effective tax rate for the three month period ended September 30, 2010 was 39.4% compared to 36.3% for the three month period ended September 30, 2009.

We recorded a federal and state income tax expense of $939 thousand during the nine month period ended September 30, 2010 compared to an income tax benefit of $745 thousand for the same period in 2009. The effective tax rate for the nine month period ended September 30, 2010 was 38.9% compared to 42.1% for the nine month period ended September 30, 2009.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $58.7 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $55.7 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At September 30, 2010, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of September 30, 2010 there is an outstanding balance of $4.8 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $34.1 million at September 30, 2010 in the form of cash and due from banks. At September 30, 2010, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $56.6 million. Certificates of deposit scheduled to mature in one year or less totaled $94.9 million at September 30, 2010. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At September 30, 2010 the Bank maintained a Tier I leverage ratio of 6.76%, a Tier I risk-based capital ratio of 8.69% and a total risk-based capital ratio of 10.81% . The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

The Board of Governors of the Federal Reserve System has established similar capital requirements for bank holding companies, on a consolidated basis. However, these requirements only apply to bank holding companies with assets of $500 million or more. As such, the Company is not subject to these requirements.

On October 31, 2008, the Bank issued a hybrid capital instrument in the aggregate amount of $3.0 million in the form of subordinated debt. A portion of this instrument qualifies as Tier II capital. The term of the debt is for a six year period with a maturity date of November 1, 2014. The initial interest rate was 5.00% fixed for the first year then adjusted to a variable rate equal to prime rate for the remaining five years. The debt security is redeemable, at the Bank's option, at par on any April 30(th) or October 31(st) through the maturity date. For the quarter ended September 30, 2010, the rate on this instrument was 3.25% .

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime rate plus 25 basis points with a floor of 4.25% . The Company has an outstanding balance on the line of credit of $4.8 million and has contributed $4.4 million as additional capital to the Bank. For the quarter ended September 30, 2010, the interest rate on this borrowing was 4.25% .

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of common stock, no par, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of common stock for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

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

The Bank's capital ratios at September 30, 2010 and December 31, 2009 are presented in the following table

                                         SEPTEMBER 2010      DECEMBER 2009
                                         --------------      -------------
Shareholders' equity to total assets          5.3%                5.8%
Leverage ratio                                6.7%                7.3%
Risk-based capital ratios:
  Tier 1                                      8.7%                8.5%
  Total Capital                              10.8%               10.7%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 2010 were $56.6 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At September 30, 2010, our obligations under standby letters of credit totaled $2.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

The Registrant's chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

ITEM 6. EXHIBITS

     (a)  The following are filed as exhibits to this report:


          31.1 Certification of Chief Executive Officer required under Section 302 of the Sarbanes -- Oxley Act of 2002

          31.2 Certification of Chief Financial Officer required under Section 302 of the Sarbanes -- Oxley Act of 2002

          32.1 Certification of Chief Executive Officer required under Section 906 of the Sarbanes -- Oxley Act of 2002

          32.2 Certification of Chief Financial Officer required under Section 906 of the Sarbanes -- Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORNERSTONE FINANCIAL CORPORATION


Date: November 10, 2010              By: /S/ GEORGE W. MATTEO, JR.
                                         -------------------------------------
                                         George W. Matteo, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





Date: November 10, 2010             By: /S/ KEITH WINCHESTER
                                        --------------------------------------
                                        Keith Winchester
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)