Form 10-K
period 2010-12-31
Cornerstone Financial Corp
filed 2011-03-30
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 2010
                              -----------------

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ___________ to _____________.


                       CORNERSTONE FINANCIAL CORPORATION
            -------------------------------------------------------
            (Exact name of registrant, as specified in its charter)

              NEW JERSEY                                 80-0282551
    -------------------------------                  ------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

6000 MIDLANTIC DRIVE, SUITE 120 S, NEW JERSEY                     08054
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
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. YES    NO  X
                                               --    ---
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

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES     NO  X
                                     ---    ---
State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter $7,372,722.

As of March 18, 2011, there were 1,809,656 outstanding shares of the registrant's Common Stock.

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

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under "Item 1A-Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2010 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

     At December 31, 2010, we had total assets of $354.0 million, total loans, net of $239.0 million, total investment securities of $85.1 million and total deposits of $302.3 million compared to total assets of $306.1 million, total loans net, of $235.0 million, total investment securities of $48.1 million and total deposits of $249.5 million at December 31, 2009. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers' needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

     The Company's offices are located at 6000 Midlantic Drive, Suite 120 S, Mount Laurel New Jersey, 08054 and its phone number is (856) 439-0300.

CORNERSTONE BANK

     The Bank is a New Jersey state chartered commercial bank with administrative offices headquartered in Mount Laurel, New Jersey. The Bank commenced operations on October 4, 1999, and conducts business from its main office in Moorestown and from six branch offices located in Medford, New Jersey, Burlington, New Jersey, Cherry Hill, New Jersey, Voorhees, New Jersey, Mount Laurel, New Jersey and Marlton, New Jersey. The Bank provides a broad range of lending, deposit and financial products. The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals.

     The Bank offers a broad range of deposit and loan products and banking services, including personal and business checking accounts, individual retirement accounts, business money market accounts, certificates of deposit, wire transfers, automated teller services, night depository and drive-through banking. The Bank also offers a three-tiered form of personal demand account and indexed money market account. Both products pay progressively higher rates of interest as account balances increase. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable limits.

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

MARKET AREA

     The Bank's market area is comprised of approximately 300 square miles in western Burlington County and northern Camden County, New Jersey. The Bank has chosen this market because it believes it contains a stable, diversified economy. Within this market area, the Bank presently focuses its activities in the suburban communities of Moorestown, Mount Laurel, Medford, Burlington City, Cherry Hill, Marlton, Mount Holly, Maple Shade, Medford Lakes, Evesham, Gibbsboro and Voorhees, New Jersey. The deposit and loan activities of the Bank are significantly affected by economic conditions it its market area. The Bank believes that its market area provides strong opportunities in which to develop a banking franchise. The Bank's strategy for future growth is to selectively expand its present market into locations where it can build upon the relationships the members of the Bank's Board of Directors and management team have with community members to best utilize our community oriented approach to our competitive advantage. The establishment of branches is subject to approval by the New Jersey Department of Banking and Insurance ("NJDOBI") and the FDIC.

     In November 2010, the Bank opened its newest office, located at 105 Merchants Way, in Marlton, New Jersey.

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

     The Bank's larger competitors have greater financial resources than the Bank to finance wide-ranging advertising campaigns. The Bank conducts only limited media advertising, and its marketing efforts have depended heavily upon its Board of Directors' and shareholders' referrals and employee calling programs.

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

LENDING ACTIVITIES

     GENERAL. The Bank offers business and personal loans generally on a secured basis, including: commercial loans (term and time); commercial lines of credit; commercial mortgage loans; commercial and residential construction loans; letters of credit; and consumer loans (home equity and installment). The Bank makes commercial loans to small businesses primarily in the Bank's market area. The Bank's legal lending limit to any one borrower is 15% of capital for most loans, and 25% of capital for loans secured by certain types of readily marketable collateral.

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

     At December 31, 2010, commercial loans totaled $95.4 million or 39.3% of the total loan portfolio, including $45.9 million in lines of credit.

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

     MORTGAGE LOANS. The Bank originates mortgage loans secured by real estate primarily located in the Bank's market area. Included as mortgage loans are commercial real estate, conforming residential real estate and residential real estate loans in excess of FNMA loan limits ("jumbo real estate loans"). At December 31, 2010, the Bank had $126.9 million, or 52.2% of the total loan portfolio invested in commercial and residential real estate loans. The Bank's real estate loans are primarily secured by first mortgages and to a lesser extent by junior liens and consist of fixed-rate loans secured by various types of real estate collateral as discussed below.

     COMMERCIAL REAL ESTATE

     The Bank emphasizes the origination of commercial real estate loans within its real estate portfolio. Loans on commercial properties are generally originated in amounts up to the lower of 75% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Bank's market area. Commercial real estate loans are generally made with fixed interest rates which mature or reprice in five to seven years with principal amortization of up to 25 years.

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending, in addition to the borrower's creditworthiness, is the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.

     RESIDENTIAL REAL ESTATE

     The majority of the Bank's residential mortgage loans consist of loans secured by one- to four-family residences located in the Bank's market area. The Bank has originated one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 25 years. In all cases, the rates and terms for these loans follow Federal National Mortgage Association ("FNMA") guidelines and vary based on those guidelines. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

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

     In some instances, the Bank has charged a fee equal to a percentage of the loan amount (commonly referred to as "points"). The Bank has originated residential mortgage loans in conformity with FNMA standards so that the loans will be eligible for sale in the secondary market. The majority, but not all, of the residential mortgage loans originated by the Bank historically have been sold and have not been serviced by the Bank.

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

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. At December 31, 2010, construction loans totaled $13.1 million, or 5.4% of the total loan portfolio.

     LETTERS OF CREDIT. Standby letters of credit are conditional commitments issued by the Bank to a third party on behalf of a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. The Bank evaluates each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate. At December 31, 2010, our obligations under standby letters of credit totaled $3.0 million.

     CONSUMER LOANS. The Bank originates consumer loans, including installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant.

     Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower's residential property. Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate. Home equity term loans are offered with terms of 5 to 15 years; home equity lines are repaid at 1/180th of the outstanding principal balance each month. The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance. At December 31, 2010, home equity loans totaled $7.4 million or 3.1% of total loans.

     The Bank makes a very limited number of unsecured installment loans, which includes unsecured revolving credit reserve accounts. As of December 31, 2010, installment loans totaled $86 thousand or 0.1% of total loans.

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

     LOAN COMMITMENTS. When a loan is approved, the Bank generally issues a written commitment to the loan applicant. The commitment indicates the loan approval terms and is generally valid for a period of up to 45 days. Most of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 2010, the Bank had approximately $58.1 million in loan commitments outstanding.

     LOANS TO ONE BORROWER. Under New Jersey banking law, the Bank is generally subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2010, this loan to one borrower limit was approximately $4.7 million. This loans-to-one-borrower limit may be increased by an additional 10% of adjusted capital funds, which at December 31, 2010 was approximately $3.2 million, if collateralized by readily marketable collateral, as defined by regulation. At December 31, 2010, there were no loans outstanding or committed to any borrower which individually or in the aggregate exceeded the applicable limits.

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

     Delinquent loans 90 days or more past due at December 31, 2010, consisted of fifteen loan relationships totaling $10.7 million as compared to ten loan relationships totaling $9.2 million at December 31, 2009. The delinquent loan relationships as of December 31, 2010 and 2009, were considered well collateralized and were in the process of collection.

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

     Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2010 the Company had twelve relationships totaling $9.8 million in non-accrual loans as compared eight relationships totaling $8.1 million at December 31, 2009. At December 31, 2010, the Company had sixteen impaired loan relationships totaling $10.7 million (included within the non-accrual loans discussed above) in which $3.5 million in impaired loans had a related allowance for credit losses of $2.1 million and $7.3 million for impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $12.3 million for 2010 as compared to $8.2 million for 2009, and interest income recorded on impaired loans during the year ended December 31, 2010 totaled $36 thousand as compared to $32 thousand for December 31, 2009.

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

     At December 31, 2010 the Bank had sixteen loans totaling $10.8 million classified as substandard constituting 4.5 % of the Bank's loan portfolio, compared to eight loans totaling $7.9 million classified as substandard at December 31, 2009, representing 3.3% of the Bank's then current loan portfolio. The Bank had one loan classified as doubtful totaling $147 thousand at December 31, 2010 as compared to two loans totaling $380 thousand at December 31, 2009.

     FORECLOSED REAL ESTATE. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2010 the Company had $829 thousand in real estate owned as compared to no real estate owned at December 31, 2009. The change in real estate owned during the year ended December 31, 2010 reflects two relationships in which the Company took ownership of twelve properties by deed in lieu of foreclosure.

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

     INVESTMENT SECURITIES ACTIVITIES

     The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income and provide acceptable limits of safety and liquidity. At December 31, 2010, the Bank's investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) state and municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

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

     At December 31, 2010, the Bank held an HTM investment portfolio with an amortized cost of $40.4 million, or 11.4% of total assets, with an estimated fair market value of $39.5 million. In addition, the Bank also held an AFS investment portfolio with a fair value of $44.6 million, or 12.6% of total assets, with an estimated amortized cost of $47.9 million as of December 31, 2010.

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

     BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes. However, should the need arise, the Bank has access to unsecured, overnight lines of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank. This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds. At December 31, 2010 and 2009, the Bank had no balances outstanding against this line of credit.

     The Bank also has an available credit line under the Overnight Repricing Advance Program with the Federal Home Loan Bank ("FHLB") in the aggregate amount of $ 55.7 million. At December 31, 2010, the Bank had advances outstanding with the FHLB in the amount of approximately $25.0 million at a weighted average interest rate of 1.49% . At December 31, 2010 and 2009, the Bank had no advances outstanding against the credit line under the Overnight Repricing Advance Program. At December 31, 2010, the Bank was eligible to borrow an additional $
30.7 million.

     The Bank's membership in the FHLB also provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25% . The Company has an outstanding balance on the line of credit of $4.9 million and has contributed $4.4 million as additional capital to the Bank.

     On November 1, 2010, the Bank modified the terms of the hybrid capital instrument originally issued on October 31, 2008, in the aggregate amount of $3.0 million in the form of subordinated debt. This instrument qualifies as Tier II capital. The new term of the debt is for a ten year period with a maturity date of November 1, 2020. The interest rate is at a variable rate equal to prime rate plus 100 basis points for the entire ten year term. The debt security is redeemable, at the Bank's option, at par on any January 31st, April 30th, July 31st, or October 31st that the debt security remains outstanding.
However, the Bank does not have the right to redeem the debt security prior to April 30, 2011.

PERSONNEL

     At March 18, 2010, the Bank had 61 full-time and 9 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control or more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anticompetitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and need of the community to be served when reviewing acquisitions or mergers.

     The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, subsequently codified as part of the Bank Holding Company Act under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

     The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The risk-based guidelines apply to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less then $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria. We do not meet these criteria, and so the Company is not subject to a minimum consolidated capital requirement. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The leverage requirement also only applies on a consolidated basis if the risk based capital requirements discussed above apply.

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

     INSURANCE OF DEPOSITS. The Dodd-Frank Act has caused significant changes in the FDIC's insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC's program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non-interest bearing transaction accounts will expire on December 31, 2012.

     The FDIC has significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009. As increased, the adjusted base assessment rates will range from 12 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank is paying a special assessment of between

15 and 25 basis points of the amount of deposits in excess of $250,000 commencing on January 1, 2010 The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009. The 5 basis point assessment resulted in a charge to the Bank of approximately $138 thousand. The FDIC also required insured depository institutions to pre-pay deposit insurance premiums through the fourth quarter 2012 in 2009. Those payments totaled $1.5 million, and as of December 31, 2010, $981 thousand was recognized in prepaid expenses, which has been recorded with "Other Assets" in the Statement of Financial Condition. The proposal also calls for premium assessments to increase by three basis points in 2011. These additional costs will adversely affect our results of operations.

     On February 7, 2011 the FDIC announced the approval of the new deposit insurance assessment system mandated by the Dodd-Frank Act. Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets. The FDIC's rule to base the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits may lower assessments for community banks with less than $10 billion in assets. The new rate schedule is effective during the second quarter of 2011 and may reduce the Company's costs.

     DIVIDENDS. Currently, ownership of the Bank is the only operation of the Company, and therefore the ability of the Company to pay dividends to its security holders is limited by the Bank's ability to pay dividends to the Company. Under the New Jersey Banking Act of 1948, as amended, a bank may declare and pay dividends only if (i) after payment of the dividend the capital stock of the bank will be unimpaired, and (ii) either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. The Federal Deposit Insurance Act generally prohibits the payment of dividends by an insured bank if, after making the distribution, the bank would be undercapitalized or if the bank is in default of any assessment to the FDIC. Additionally, either the NJDOBI or the FDIC may prohibit a bank from engaging in unsafe or unsound practices, and it is possible that under certain circumstances such entities could claim that a dividend payment constitutes an unsafe or unsound practice and therefore is prohibited.

     The Company has not paid a cash dividend on its common stock, and it will not likely pay a cash dividend on its common stock in the foreseeable future.

     Holders of preferred stock are entitled to receive non-cumulative dividends, as and when declared by the Board of Directors at an annual rate of seven percent on a stated value of $1 thousand per share. The holders of preferred stock have priority of dividends such that no dividends shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter. For the year ending December 31, 2010 the Company declared and paid full dividends on all outstanding preferred shares in the aggregate amount of $134 thousand.

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

     The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock and other hybrid instruments, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) non qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

     The Bank was in compliance with the applicable minimum capital requirements at December 31, 2010 and 2009. As of December 31, 2010, the Bank's management believes that the Bank was "well-capitalized" under applicable FDIC capital adequacy regulations.

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

     The requirements related to de novo interstate branching were changed by the Dodd-Frank Act. Under provisions of the Dodd-Frank Act, insured depository institutions are now permitted to branch across state lines, subject only to the limits applied by a state to a bank residing in the state. Many state banking regulators are in the process of developing procedures to implement this provision of the Dodd-Frank Act.

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

     SARBANES-OXLEY ACT. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. This Act addresses many aspects of financial reporting, corporate governance and disclosure by publicly-held companies, including banks and bank holding companies. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and the audit committees of boards of directors. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the independent auditors. Both audit and non-audit services to be provided to a company by its independent auditor must be approved in advance by the audit committee and the independent auditors are prohibited from performing certain types of non-audit services for companies which they audit. As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, in the future, the independent registered public accounting firm auditing the Company's financial statements may have to attest to the effectiveness of the Company's internal control over financial reporting if the Company fails to qualify as a "smaller reporting company" under SEC regulations. The Act also imposes significant responsibilities on officers, auditors, boards of directors and board committees. The Act imposes restrictions on and accelerated reporting requirements for certain trading activities by insiders.

     EMERGENCY ECONOMIC STABILIZATION ACT. On October 8, 2008, the Emergency Economic Stabilization Act (the "EESA") was signed into law. On October 14, 2008, the United States Treasury (the "UST") announced its Troubled Assets Relief Program ("TARP") Capital Purchase Program ("CPP"). Under the CPP, the UST purchased shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions issued to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST's preferred stock investment. The Company applied for participation in the CPP. However, the Company's Board of Director's elected not to participate in the CPP due to a number of factors, including the changed public perception of the CPP and changes to the terms of the CPP.

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

     DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact on the financial services industry. The Dodd-Frank Act, among other things:

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

     Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity; and

     Creates a permanent exemption for non-accelerated filers from the requirement to obtain an internal control audit under section 404(b) of the Sarbanes Oxley Act of 2002.

ITEM 1-A - RISK FACTORS

     Potential investors in the Company should carefully consider the following risk factors prior to making any investment decisions regarding the Company's securities.

     OUR NON-PERFORMING ASSETS HAVE SUBSTANTIALLY INCREASED SINCE 2009, AND THIS HAS AFFECTED OUR RESULTS OF OPERATIONS.

     At December 31, 2010 our non-performing assets have increased by $1.1 million to $11.6 million, or 3.3% of our total assets. At December 31, 2009, we had $10.5 million in non performing assets, or 3.4% of our total assets. Included in our non-performing assets are twelve non-accrual loan relationships totaling $9.8 million which contributed to the increase of $776 thousand in the provision for loan losses for the year ended December 31, 2010. The increase in non-performing assets reflects the general economic slowdown in our marketplace and its effect on certain borrowers. These non-accrual loan relationships have negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. There is always the risk of an increase in non-performing assets therefore we can give no assurance that our non-performing assets will not increase further.

     THE NATIONWIDE RECESSION MAY ADVERSELY AFFECT OUR BUSINESS BY REDUCING REAL ESTATE VALUES IN OUR TRADE AREA AND STRESSING THE ABILITY OF OUR CUSTOMERS TO REPAY THEIR LOANS.

     Our trade area, like the rest of the United States, is currently experiencing weak economic conditions. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

     OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO EFFECTIVELY MANAGE OUR FUTURE GROWTH AND OUR ABILITY TO RAISE CAPITAL TO SUPPORT GROWTH.

     We intend to continue to focus on growth in our asset base to enhance our profitability. The Bank opened an additional branch in November 2010. This new branch placed an additional burden on the Bank's management and systems, including data processing systems and internal controls. The Bank's continued growth and profitability depend on the ability of its officers and key employees to manage such growth effectively, to attract and retain skilled employees and to maintain adequate internal controls. In addition, in order to support growth while complying with regulatory capital requirements, we will likely need to raise additional capital. Accordingly, there can be no assurance that the Bank will be successful in managing its expansion, raising capital or raising capital on terms, and at prices, that are beneficial to our common shareholders and the failure to do so would adversely affect its financial condition and results of operations.

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

     THE COMPANY OPERATES IN A COMPETITIVE MARKET WHICH COULD CONSTRAIN ITS FUTURE GROWTH AND PROFITABILITY.

     The Company operates in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in the Bank's market area offer services which the Bank does not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. If the Bank is not able to attract new deposit and lending customers, its future growth and profitability will be adversely impacted.

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

     Interest rates affect how much money the Bank can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because in the current rate environment the Bank generally is not able to reinvest prepayments at rates that are comparable to the rates it earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of the Bank's financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

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

     THE BANKING BUSINESS IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS.

     We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. Our management cannot predict what effect any such future modifications will have on our operations. In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

     For example, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") will result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition. The Dodd-Frank Act, among other things:

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

     We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

     WE CANNOT PREDICT HOW CHANGES IN TECHNOLOGY WILL IMPACT OUR BUSINESS.

     The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

          o    telecommunications;
          o    data processing;
          o    automation;
          o    internet-based banking;
          o    tele-banking; and
          o    debit cards and so-called "smart cards. "

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

     BURLINGTON, NJ BRANCH. The Bank moved into its current Burlington City branch office, located at 353 High Street in Burlington City in February 2008. The branch office includes approximately 1,800 square feet of rentable area and is being leased pursuant to a Lease Agreement, dated October 10, 2007. The lease is for an initial term of one hundred twenty (120) months commencing February 2008. The monthly rental rate is initially set at $3,800 per month, and increases incrementally over the one hundred twenty (120) month lease term to a maximum of $4,218 per month. At the end of the initial term, the Bank may extend the lease for up to an additional three terms of one hundred twenty (120) months each, at rental rates ranging from $4,682 to $7,889 per month.

     CHERRY HILL, NJ BRANCH. In February 2006, the Bank opened a new branch office located at 1405 Route 70 East, Cherry Hill, New Jersey in a stand-alone office facility of approximately 3,000 square feet plus two adjoining drive-through lanes. The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine, a night depository and a safe deposit vault. The Bank owns this location.

     VOORHEES, NJ BRANCH. In October 2006, the Bank opened a new branch office located at 133 Route 73, Voorhees, New Jersey in a stand-alone office facility of approximately 3,000 square feet plus two adjoining drive-through lanes. The branch includes teller windows, a lobby area, drive-through windows, an automated teller machine and a night depository. The Bank owns this location.

     MOORESTOWN, NJ MAIN STREET BRANCH. In November 2006, the Bank opened a new branch office located at 253 West Main Street, in Moorestown New Jersey The new branch located is a stand-alone- facility of approximately 3,500 square feet that includes teller windows, a lobby area, drive-through windows, an automated teller machine and a night depository. The Bank owns this location.

     MOUNT LAUREL, NJ BRANCH. In April 2009, the Bank opened a mini branch in its headquarters located at 6000 Midlantic Drive in Mount Laurel New Jersey. The branch is approximately 284 square feet that includes a teller platform and an automated teller machine. The Company pays rent at $190 per month and also incurs office operating expenses of $277 per month.

     MARLTON, NJ BRANCH. In November 2010, the Bank opened a branch located at 105 Merchants Way, Marlton, NJ. The branch is approximately 1,500 square feet that includes a teller platform and an automated teller machine. The Company will pay rent at $2 thousand per month beginning in September, 2011 for the next five years.

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

     N.A

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "CFIC". There are currently six market makers for the Company's stock including: Boenning & Scattergood, Inc.; Hudson Securities, Inc.; Janney Montgomery LLC ; Pershing, LLC; RBC Capital Markets Corporation; and Stifel, Nicholas & Company, Incorporated.

     The following sets forth the high and low bid prices of the common stock on the OTC Bulletin Board for each of the quarters outlined below:

                                2010                   2009
                        -----------------------------------------
                          High         Low       High       Low
                        -------      ------     ------     ------
First Quarter           $  5.75      $ 4.00     $ 7.00     $ 4.00
Second Quarter          $  7.00      $ 4.10     $ 5.00     $ 3.10
Third Quarter           $  5.70      $ 5.50     $ 6.00     $ 5.00
Fourth Quarter          $  6.50      $ 5.25     $ 5.00     $ 3.75


     The quotations reflect inter-dealer bids, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 3, 2011 there were approximately 419 shareholders of record of the Company's common stock, according to information provided by the Company's transfer agent. The Company has not paid cash dividends in the past two years.

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

     We engage in the business of commercial banking, primarily within a geographic market area centered around our Corporate Headquarters located at 6000 Midlantic Drive, Suite 120S, Mount Laurel, New Jersey and its branch locations at 170 Himmelein Road, Medford, New Jersey, 353 High Street, Burlington City, New Jersey, 1405 Route 70 East, Cherry Hill, New Jersey, 133 Route 73, Voorhees, New Jersey, 253 West Main Street, Moorestown, New Jersey 6000 Midlantic Drive, Suite 90, Mount Laurel, New Jersey and 105 Merchants Way, Marlton, New Jersey. We operate as an independent community bank offering a broad range of deposit and loan products and services to the general public, and in particular, to small businesses, local professionals and individuals residing and working in our market area.

     We have adopted a strategy of continued growth. At December 31, 2010 we had total assets of $354.0 million, total deposits of $302.3 million and total loans, net of $239.0 million compared to total assets of $306.1 million, total deposits of $249.5 million and total loans, net of $235.0 million at December 31, 2009. Our growth reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customer's needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

     Our operations are substantially dependent on net interest income, which is the difference between the interest income received from interest-earning assets, such as loans and investment securities, and the interest expense incurred on interest-bearing liabilities, such as interest on deposit accounts and borrowed money. Net interest income is affected by changes in both interest rates and the amounts and types of interest-earning assets and interest-bearing liabilities outstanding. We also generate non-interest income, such as service charges on deposit accounts, fees from residential mortgage loans sold and other miscellaneous income. Our non-interest expense primarily consists of employee compensation and benefits, net occupancy, data processing and professional services, marketing and other operating costs. In addition, we are subject to losses from our loan and investment portfolios if borrowers fail to meet their obligations or if the value of the securities is permanently impaired. The results of our operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

OPERATING RESULTS

     The Company recorded net income available to common shareholders of $1.9 million or $0.99 per diluted share for the year ended December 31, 2010, as compared to a net loss of $565 thousand or $0.33 per share for the year ended December 31, 2009. The change in our results of operations in 2010 reflects an increase of $2.8 million in net interest income primarily related to increased average interest earning asset balances coupled with an increase of $475 thousand in non-interest income and a reduction of $1.8 million in provision for loan losses. These increases were partially offset by higher income tax expense of $1.7 million, due to higher pretax income and a $830 thousand increase in non-interest expenses. The increase in non-interest expense was primarily related to an increase of $674 thousand in salary and employee benefit costs along with a $288 increase in professional services. These increases were partially offset by a decrease in net occupancy costs of $99 thousand, a decrease of $44 thousand in FDIC premiums and a decrease in other real estate owned expense of $95 thousand. Net income available to common shareholders for the fourth quarter of 2010 decreased by $50 thousand over the prior year's fourth quarter, to $410 thousand, or $0.23 per diluted share, as compared to net income of $460 thousand, or $0.26 per share, for the same period in 2009. Net income for the quarter before preferred stock dividends totaled $444 thousand, versus a net income of $460 thousand for the fourth quarter 2009.

NET INTEREST INCOME/MARGINS

     Net interest income is the difference between interest earned on loans and investments and interest incurred on deposits and borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest-earning assets and interest-bearing liabilities outstanding. Net interest income is our principal source of income. Net interest income for the year ended December 31, 2010 was $11.7 million compared to $8.9 million for the year ended December 31, 2009. The increase in net interest income for the year 2010 is directly related to a $50.4 million or 18.9% increase in average interest-earning assets as compared to 2009 and a reduction in interest expense, as a reduced cost of funds offset growth in total deposits. The increase in average interest-earning assets during 2010 as compared to 2009 was attributable to $15.7 million or 7.0% growth in average loans, coupled with an increase of $34.7 million or 78.7% in average investment securities. As a result of these increases in interest earning assets, our total interest income increased by $1.4 million or 9.5% to $16.3 million for 2010 from $14.8 million for 2009. Average interest bearing deposits increased in 2010 by $45.6 million and average borrowed funds decreased by $3.8 million over 2009 levels, reducing total interest expense by $1.3 million or 22.1% to $4.6 million for 2010 from $5.9 million for 2009. The yield on average interest-earning assets decreased by 44 basis points to 5.12 for 2010, compared to 5.56% for 2009, and the cost of interest-bearing liabilities decreased by 82 basis points to 1.63% in 2010, compared to 2.45% in 2009, and was directly responsible for the 31 basis point increase to the Bank's net interest margin between 2010 and 2009. The net interest margin for 2010 was 3.67% compared to 3.36% for 2009. The net interest margin for the three month period ended December 31, 2010 was 3.73% compared to 3.92% for the three month period ended December 31, 2009, 3.48% for the three month period ended September 30, 2010, 3.79% for the three month period ended June 30, 2010, and 3.93% for the three month period ended March 31, 2010.

     The following table indicates the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the years ended December 31, 2010, 2009 and 2008.

                                                     2010                          2009                           2008
                                       -----------------------------   ---------------------------   -----------------------------
(DOLLARS IN THOUSANDS)
                                                             AVERAGE                       AVERAGE                         AVERAGE
                                        AVERAGE               YIELD/   AVERAGE              YIELD/    AVERAGE               YIELD/
ASSETS                                  BALANCE   INTEREST    COST     BALANCE   INTEREST    COST     BALANCE    INTEREST    COST
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
Loans:
 Commercial                            $ 92,114    $ 4,797     5.21%   $ 77,925   $ 4,167     5.35%   $ 44,536   $ 2,699     6.06%
 Commercial mortgage                    120,506      7,496     6.22     114,649     7,131     6.22      93,215     6,074     6.52
 Mortgage                                16,848        965     5.73      20,024     1,082     5.40      20,795     1,293     6.22
 Consumer                                 9,009        397     4.41      10,193       462     4.53      10,145       523     5.16
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
  Total loans                           238,477     13,655     5.73     222,791    12,842     5.76     168,691    10,589     6.28
Investments:
 Federal funds sold                      19,068         27      .15       2,479         7      .27       4,874       108     2.22
 Securities available for sale           11,451        417     3.64           -         -     0.00       2,329       113     4.86
 Securities held to maturity             48,259      2,212     4.43      41,610     1,991     4.79      31,540     1,670     5.29
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
  Total investments                      78,778      2,656     3.28      44,089     1,998     4.53      38,743     1,891     4.88
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
    Total interest-earning assets       317,255     16,311     5.12%    266,880    14,840     5.56%    207,434    12,480     6.02%
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
Allowance for loan losses                (3,560)                         (2,408)                        (1,208)
Cash and due from banks                   5,829                           5,038                          4,883
Fixed assets (net)                        7,812                           8,101                          8,007
REO                                          87                             209                            369
Other assets                             10,481                           8,842                          7,564
                                       --------                        --------                        -------

  Total Assets                        $ 337,904                        $286,662                       $227,049
                                      =========                        ========                       ========

Liabilities and Shareholders' Equity
Deposits:

  Interest-bearing demand              $ 18,167    $    99      .55%   $ 18,001   $   132      .73%   $ 18,245   $   211     1.16
  Money market deposits                 108,095      1,340     1.24      77,317     1,281     1.66      59,754     1,481     2.48
  Statement savings                       3,222         20      .62       3,306        27      .83       4,248        57     1.35
  Certificates of deposit               122,435      2,420     1.98     107,731     3,259     3.02      71,391     2,757     3.86
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
  Total interest-bearing deposits       251,918      3,879     1.54     206,355     4,699     2.28     153,638     4,506     2.93
Borrowed funds                           29,831        699     2.35      33,618     1,174     3.49      32,625     1,083     3.32
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
  Total interest-bearing liabilities    281,749      4,578     1.63     239,973     5,873     2.45     186,263     5,589     3.00
                                       --------    -------     ----    --------   -------     ----    --------   -------     ----
Non-interest bearing deposits            32,046                          26,315                         24,742
Other liabilities                         1,351                           1,129                            603
Shareholders' equity                     22,758                          19,245                         15,441
                                       --------                        --------                        -------
  Total Liabilities and
    Shareholders' Equity               $337,904                        $286,662                       $227,049
                                       ========                        ========                       ========
Net interest income                                 11,733                          8,967                          6,891
                                                   =======                         ======                         ======
Interest rate spread (1)                                       3.49%                          3.11%                          3.02%
                                                             ======                         ======                         ======
Net interest margin (2)                                        3.67%                          3.36%                          3.32%
                                                             ======                         ======                         ======
Ratio of average interest-earning assets to
interest-bearing liabilities                                 112.60%                        111.21%                        111.37%
                                                             ======                         ======                         ======
Return on average assets                                       0.58%                         -0.14%                         -0.03%
                                                             ======                         ======                         ======
Return on average equity                                       8.72%                         -2.15%                         -0.44%
                                                             ======                         ======                         ======

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between interest-earning assets and our funding sources. Our ability to maximize net interest income depends on the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.

     The following table presents the dollar amount of changes in interest income and interest expense for interest earning assets and interest-bearing liabilities for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The table distinguishes between changes attributable to volume (changes in volume multiplied by the prior period's rate) and changes attributable to rate (changes in rate multiplied by the prior period's volume). Change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to volume.

     As shown below, the increase in net interest income was due to volume increases in earning assets, which were funded by deposit growth.

                                                                          TOTAL INCREASE
 (DOLLARS IN THOUSANDS)                          VOLUME          RATE        (DECREASE)
                                                -------         -------        -------
Interest income:
  Commercial                                    $   739        $  (108)        $   631
  Commercial Mortgage                               364              2             366
  Mortgage                                         (182)            65            (117)
  Consumer                                          (52)           (13)            (65)
  Federal funds sold                                 24             (3)             21
  Investment securities available for sale          417              -             417
  Investment securities held to maturity            294           (149)            145
                                                -------         -------        -------
     Total interest-earning assets                1,604           (206)          1,398
Interest expense:
  Interest-bearing demand                             1            (34)            (33)
  Money market                                      382           (323)             59
  Statement savings                                  (1)            (6)             (7)
  Certificates of deposit                           291         (1,130)           (839)
  Borrowings                                        (89)          (385)           (474)
                                                -------         -------        -------
     Total interest-bearing liabilities             584         (1,878)         (1,294)
                                                -------         -------        -------
Net change in net interest income               $ 1,020         $ 1,672        $ 2,692
                                                -------         -------        -------

PROVISION FOR LOAN LOSSES

     We recorded a provision for loan losses for year ended December 31, 2010 of $776 thousand compared to a provision of $2.5 million for the same period in 2009. A provision for loan losses is charged to operations based on management's evaluation of the estimated and inherent losses in our loan portfolio. While management has increased its allowance for loan loss for the year ended December 31, 2010, management believes the credit quality of our loan portfolio has stabilized. We have not engaged in any sub prime lending activities that have plagued the banking industry. At December 31, 2010, our allowance for loan losses represented 1.58% of total loans outstanding and 38.8% of non-performing loans.

NON-INTEREST INCOME

     Non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, ATM fees, origination fees from residential mortgage loans sold, bank owned life insurance income and other miscellaneous fee income, was $1.1 million for the year ended December 31, 2010 compared to $611 thousand for the year ended December 31, 2009. The increase in non-interest income during 2010 is the result of increases of $508 thousand on gain on sale of SBA loans and $31 thousand in miscellaneous fee income, offset by decreases of $9 thousand in bank owned life insurance income, $18 thousand in service charges on deposit accounts, $30 thousand in origination fees on residential mortgage loans sold and $7 thousand in gain on real estate owned.

NON-INTEREST EXPENSE

     Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy, FDIC insurance premium expense, advertising costs, data processing, professional services and other operating costs, increased by $830 thousand to $8.9 million for the year ended December 31, 2010 as compared to $8.1 million for the year ended December 31, 2009. The increase in non-interest expense was primarily related to an increase of $674 thousand in salary and employee benefit costs along with $288 in professional services. These increases were partially offset by a decrease in net occupancy costs of $99 thousand, a decrease of $44 thousand in FDIC premiums and a decrease in other real estate owned expense of $95 thousand. The increase in salary and benefit costs was related to adding necessary key administrative and branch personnel to staff throughout 2010 to sustain continued growth, coupled with the effect of operating expenses related to the Mount Laurel Branch office which opened in April 2009 and the Marlton Office which opened in November 2010. The increase in professional services represents a charge of $203 thousand in audit, legal, and investment banking fees associated with a proposed capital transaction terminated by the Company. This charge represented $0.07 per diluted share.

INCOME TAXES

     The Company recorded an income tax expense of $1.2 million for the year ended December 31, 2010, compared to an income tax benefit of $461 thousand for the year ended December 31, 2009. The change in income tax expense in 2010 is primarily the result of higher pretax income. The effective tax rate for the year ending December 31, 2010 was 38.9 % compared to 44.9% at December 31, 2009.

FINANCIAL CONDITION

     Total assets at December 31, 2010 were $354.0 million, an increase of $47.9 million or 15.6% over total assets at December 31, 2009. This change was due to increases in cash and cash equivalents of $4.3 million, loans receivable, net of allowance for loan losses, of $4.0 million; investments available for sale of $44.6 million, bank owned life insurance of $164 thousand, deferred taxes of $1.4 million, other real estate owned of $830 thousand and accrued interest receivable of $668 thousand. These increases were partially offset by decreases in investments held to maturity of $7.6 million, premises and equipment of $65 thousand, Federal Home Loan Bank of New York ("FHLB") stock of $137 thousand and other assets of $371 thousand.

     Total shareholders' equity at December 31, 2010 totaled $17.7 million, a decrease of $65 thousand or .04% over December 31, 2009. The decline in shareholders equity is due to the recognition of accumulated other comprehensive loss of $1.9 million related to the fair value adjustment on investment securities available for sale, partially offset by net income of $1.8 million available to common shareholders.

LOAN PORTFOLIO

     We offer business and personal loans generally on a secured basis, including: commercial loans (term and time); commercial lines of credit; commercial mortgage loans; commercial and residential construction loans; letters of credit; and consumer loans (home equity and installment). We make commercial loans to small and medium-sized businesses primarily in our market area for purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.

     Loans receivable at December 31, 2010 reached $242.9 million, an increase of $4.4 million or 1.9% from December 31, 2009. This increase was attributable to increases in commercial loans of $3.7 million, commercial real estate loans of $6.5 million and construction loans of $1.1 million, partially offset by decreases in loans to consumers of $2.4 million and residential real estate loans of $4.4 million. The increases in loans receivable are primarily related to the competitive pricing of loan products along with the continued development of relationships with local small businesses, which management believes are attracted to the Company by the high level of individualized service provided through our growing team of lenders.

     The following table sets forth-selected data relating to the composition of the loan portfolio, net of deferred loan fees, at the dates indicated.

(DOLLARS IN THOUSANDS)             2010              2009              2008              2007            2006
                           ------------------  ----------------  ----------------  ---------------  -----------------
TYPE OF LOANS:              AMOUNT    PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT  AMOUNT  PERCENT   AMOUNT   PERCENT
--------------             --------   -------  -------- -------  -------  ------   ------- -------  --------  -------
Commercial                  $95,350    39.3%   $91,679   38.5%   $60,669   31.3%   $31,417    21.5%  $27,581    23.5%
Real Estate, Commercial     112,106    46.1%   105,605   44.3%    91,036   46.9%    73,863    50.6%   53,856    45.9%
Real Estate, Residential     14,766     6.0%    19,122    8.0%    19,326   10.0%    21,303    14.6%   15,068    12.8%
Construction                 13,145     5.4%    12,093    5.1%    12,309    6.3%    10,864     7.4%   11,783    10.0%
Consumer                      7,489     3.1%     9,925    4.1%    10,764    5.5%     8,594     5.9%    9,044     7.7%
                           --------   ------  --------  -----   --------  ------  --------   -----   --------  -----
Total                      $242,856   100.0%  $238,424  100.0%  $194,104  100.0%  $146,041   100.0%  $117,332  100.0%
                           ========   ======  ========  =====   ========  ======  ========   =====   ========  =====

See Note 5 to Consolidated Notes to Financial Statements for additional information regarding loans.

     The following table sets forth the contractual maturity of the loan portfolio, net of deferred loan fees, at December 31, 2010. The table does not include prepayments or scheduled principal repayments.

                                   ONE YEAR OR     ONE - FIVE      OVER FIVE
(DOLLARS IN THOUSANDS)                 LESS           YEARS          YEARS         TOTAL
                                   -----------     ----------      ---------     ---------
Commercial                          $ 21,845         $ 32,574      $  40,931     $  95,350
Real Estate Commercial                10,867           46,016         55,223       112,106
Real Estate Residential                    -            2,315         12,451        14,766
Construction                           9,221            3,201            723        13,145
Consumer                                  78            1,052          6,359         7,489
                                    --------         --------      ---------     ---------
     Total amount due               $ 42,011           85,158      $ 115,687     $ 242,856
                                    ========         ========      =========     =========

     The following table sets forth loan maturities by interest rate type at December 31, 2010.

                                                      MATURITIES
                                 MATURITIES LESS    GREATER THAN 1
(DOLLARS IN THOUSANDS)             THAN 1 YEAR           YEAR           TOTAL
                                    --------          ---------       ---------
Fixed Interest Rate Loans           $ 12,201          $ 122,310       $ 134,511
Variable Rate Interest Loans          29,606             78,719         108,325
Overdrawn Accounts                        20                  -              20
                                    --------          ---------       ---------
                                    $ 41,827          $ 201,029       $ 242,856
                                    --------          ---------       ---------

     NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans and other real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recorded interest income on impaired loans during the year ended December 31, 2010 totaling $36 thousand as compared to $32 thousand for December 31, 2009.

     Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2010 the Company had twelve relationships totaling $9.8 million in non-accrual loans as compared to eight relationships totaling $8.1 million at December 31, 2009. At December 31, 2010, the Company had sixteen impaired loan relationships totaling $10.7 million (included within the non-accrual loans discussed above) in which $3.5 million in impaired loans had a related allowance for credit losses of $2.1 million and $7.3 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $12.3 million for 2010 as compared to $8.2 million for 2009, and interest income recorded on impaired loans during the year ended December 31, 2010 totaled $36 thousand as compared to $32 thousand for December 31, 2009.

     The balance in commercial loans 90-days past due and still accruing remained unchanged as of December 31, 2010 from the reported levels at December 31, 2009. During the period ended December 31, 2010, the balance in commercial real estate loans 90-days past due and still accruing decreased by $1.8 million and represented two loan relationships totaling $1.8 million which moved into the non-accrual loan category. Lastly, the increase in residential real estate loans 90 days past due and still accruing reflects one loan relationship totaling $244 thousand.

     During the year ended December 31, 2010 the Company experienced a $1.7 million net increase in non-accrual loans. This change reflects the downgrading of nine loan relationships to non-accrual status totaling $5.2 million partially offset by the charge off of three relationships totaling $382 thousand and the reduction of two residential real estate loans in the aggregate amount of $3.1 million. The reduction of the two residential real estate loans was related to the repayment of one residential real estate loan in the amount of $1.9 million.

     Included in the balance of the loans past due 90 days or more is a principal balance of $634 thousand dollars representing our participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that we have valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims. In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion that our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

     Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At December 31, 2010, we had $830 thousand in real estate owned compared to no real estate owned at December 31, 2009. The change reflects the two properties taken into real estate owned during the fourth quarter of 2010.

     The following table provides information regarding risk elements in the loan portfolio as of December 31, 2006 through 2010.

(IN THOUSANDS)                              DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2010             2009           2008           2007           2006
                                            -----------     -----------    ------------   ------------   -----------
Loans past due 90 days or more
  and accruing
Commercial                                   $    634       $   634        $     -          $   357         $  718
Commercial Real Estate                              -         1,765          2,375                7              -
Construction                                        -             -              -              607              -
Residential Real Estate                           244             -              -                -              -
                                             --------      --------         ------          -------          -----
    Total loans past due 90 days
      or more and accruing                        878         2,399          2,375              971            718
                                             --------      --------         ------          -------          -----
Non-accrual loans:
Commercial                                      1,296         1,401              -                -              -
Commercial Real Estate                          8,213         3,722              -                -              -
Consumer                                          289             -              -                -              -
Residential Real Estate                             -         3,020              -                -              -
                                             --------      --------         ------          -------          -----
    Total non-accrual loans                     9,798         8,143              -                -              -
Impaired loans                                     51             -              -                -              -
                                             --------      --------         ------          -------          -----
    Total non-performing loans                  9,849         8,143              -                -              -
Real estate owned                                 830             -            281              466              -
                                             --------      --------         ------          -------          -----
    Total non-performing assets              $ 11,557      $ 10,542          2,656          $ 1,437          $ 718
                                             ========      ========         ======          =======          =====
Non-performing loans as a percentage
  of loans                                      4.06%         3.42%          0.14%            0.32%          0.00%
                                             ========      ========         ======          =======          =====
Non-performing assets as a percentage
  of loans and real estate owned                4.76%         4.42%          0.14%            0.32%          0.00%
                                             ========      ========         ======          =======          =====
Non-performing assets as a percentage
  of total assets                               3.14%         3.44%          0.22%            0.22%          0.00%
                                             ========      ========         ======          =======          =====

     ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Our historic loss rates and the loss rates of peer financial institutions are also considered. Management further refines its loan loss assumptions by re-evaluating the average lives of the various components of its loan portfolio and adjusts them to reflect the current average life cycle attributes that we have been experiencing. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to the findings of examinations performed by regulatory agencies.

     The following table sets forth information with respect to the allowance for losses on loans:

(DOLLARS IN THOUSANDS)                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                         2010           2009           2008           2007             2006
                                      -----------    -----------    ------------   ------------    ------------
Balance at beginning of year           $  3,432      $  1,133       $  1,050        $  1,050        $    948
Provision:
Commercial                                  286         1,476            125               -               -
Commercial Real Estate                      477           715             85               -               -
Residential Mortgage                        (30)            -              -               -               -
Consumer                                     43           321             (9)              -               -
Unallocated                                   -            18             20               -               -
                                       --------      --------       --------        --------        --------
      Total Provision                       776         2,530            221               -               -
Charge-offs:
Commercial                                  382           231            138               -               -
Consumer                                      -             -              -               -               -
                                       --------      --------       --------        --------        --------
      Total Charge-offs                     382           231            138               -               -
                                       --------      --------       --------        --------        --------
Recoveries:
Commercial                                    -             -              -               -             100
Consumer                                      -             -              -               -               2
                                       --------      --------       --------        --------        --------
      Total Recoveries                        -             -              -               -             102
                                       --------      --------       --------        --------        --------
Net charge-offs                             382           231            138               -             102
                                       ========      ========       ========        ========        ========
Balance at end of period                 $3,826        $3,432         $1,133          $1,050          $1,050
                                       ========      ========       ========        ========        ========
Period-end loans outstanding           $242,856      $238,424       $194,104        $146,041        $117,332
                                       ========      ========       ========        ========        ========
Average loans outstanding              $238,477      $222,791       $168,691        $133,625        $104,650
                                       ========      ========       ========        ========        ========
Allowance as a percentage of
  period-end loans                        1.58%         1.44%          0.58%           0.72%           0.89%
Net charge-offs as a percentage
  of average loans                        0.16%         0.10%          0.08%              NA           0.01%

     ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. Although loss provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category:

                                                     AT DECEMBER 31,
                             -----------------------------------------------------------
                                       2010                            2009
                             --------------------------      ----------------------------
                                            PERCENT OF                        PERCENT OF
                                          LOANS IN EACH                     LOANS IN EACH
                                           CATEGORY TO                       CATEGORY TO
(DOLLARS IN THOUSANDS)        AMOUNT       TOTAL LOANS        AMOUNT         TOTAL LOANS
                             -------      -------------      -------        -------------
Commercial                   $ 1,743          39.3%          $ 1,839             38.5%
Real Estate Commercial         1,527          46.2             1,050             44.3
Real Estate Residential          417           6.1               447              8.0
Construction                       -           5.4                 0              5.1
Consumer                         139           3.1                96              4.1
                             -------         ------          -------            ------

   Total                     $ 3,826         100.0%          $ 3,432            100.0%
                             =======         ======          =======            ======

                                                     AT DECEMBER 31,
                              --------------------------------------------------------------
                                       2008                                 2007
                              ---------------------------       ----------------------------
                                              PERCENT OF                         PERCENT OF
                                            LOANS IN EACH                      LOANS IN EACH
                                             CATEGORY TO                        CATEGORY TO
(DOLLARS IN THOUSANDS)         AMOUNT        TOTAL LOANS         AMOUNT         TOTAL LOANS
                              --------      -------------       -------        -------------
Commercial                    $    492          31.3%           $   460            21.5%
Real Estate Commercial             336          46.9                251            50.6
Real Estate Residential            126          10.0                173            14.6
Construction                       101           6.3                113             7.4
Consumer                            78           5.5                 53             5.9
                               -------         ------           -------           ------
   Total                       $ 1,133         100.0%           $ 1,050           100.0%
                               =======         ======           =======           ======

                                     AT DECEMBER 31,
                             ----------------------------
                                         2006
                             ----------------------------
                                             PERCENT OF
                                            LOANS IN EACH
                                             CATEGORY TO
(DOLLARS IN THOUSANDS)        AMOUNT         TOTAL LOANS
                             -------        --------------
Commercial                   $   441            23.5%
Real Estate Commercial           294            45.9
Real Estate Residential           90            12.8
Construction                     177            10.1
Consumer                          48             7.7
                             -------           ------
   Total                     $ 1,050           100.0%
                             =======           ======

INVESTMENT SECURITIES

     The investment portfolio predominantly consists of securities issued or guaranteed by the U.S. Government and its agencies. Management classifies investment securities at the time of purchase by one of three categories: trading, held to maturity and available for sale. To date, management has not purchased any securities for trading purposes. Management classifies securities as held to maturity or available for sale.

     Investment securities held to maturity totaled $40.4 million at December 31, 2010, a decrease of $7.6 million or 15.9% from December 31, 2009. The estimated fair value of the held to maturity investment portfolio was $39.5 million at December 31, 2010 and $47.3 million at December 31, 2009.

     Investment securities available for sale totaled $44.6 million at December 31, 2010, an increase of $44.6 million or 100.0% from December 31, 2009. The estimated amortized cost of the available for sale investment portfolio was $47.9 million at December 31, 2010. At December 31, 2009 there were no investments classified as available for sale.

     During 2010, held to maturity investment purchases totaled $44.1 million and were concentrated in U.S. Government agency securities and GNMA mortgage backed securities. We also purchased available for sale securities totaling $47.9 million during 2010 concentrated in U.S Government agency securities and U.S Treasury Bonds. During this same period, we received $52.1 million in investment repayments in U.S. Government agency and mortgage backed securities.

     The following table sets forth the carrying value of the investment portfolio at the dates indicated:

(DOLLARS IN THOUSANDS)                               2010        2009        2008
                                                  --------     --------    --------
INVESTMENT SECURITIES HELD TO MATURITY
Government agency obligations                     $ 32,706     $ 39,019    $ 26,653
Mortgage backed securities                           7,729        9,040       1,745
                                                  --------     --------    --------
Total investment securities held to maturity      $ 40,435     $ 48,059    $ 28,398
                                                  ========     ========    ========
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Government agency obligations                     $ 35,560     $      -    $      -
US Treasury Securities                               9,075
                                                  --------     --------    --------
Total investment securities available for sale    $ 44,635     $      -    $      -
                                                  ========     ========    ========

     INVESTMENT PORTFOLIO MATURITIES

     The following table sets forth information regarding the carrying values, estimated fair values, and weighted average yields for the investment securities portfolio at December 31, 2010 by contractual maturity.

     The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments on securities with call provisions.

                                           UNDER      1 - 5      5 - 10      OVER 10
(DOLLARS IN THOUSANDS)                     1 YEAR     YEARS      YEARS        YEARS         TOTAL
                                          -------     -----      ------     --------      --------
INVESTMENT SECURITIES HELD TO MATURITY
U.S. government agency obligations:
  Carrying value                          $    -      $   -     $ 1,942     $ 30,764      $ 32,706
  Weighted average yield                       -%         -%       4.28%        4.05%         4.07%
Mortgage backed securities:
  Carrying value                               -          -           -        7,729         7,729
  Weighted average yield                       -          -           -         4.51%         4.51%
                                           -----      -----     -------     --------      --------
Total carrying value                       $   -      $   -     $ 1,942     $ 38,493      $ 40,435
                                           =====      =====     =======     ========      ========
Total fair value                           $   -      $   -     $ 1,999     $ 37,521      $ 39,520
                                           =====      =====     =======     ========      ========
Weighted average yield                         -%         -%       4.28%        4.15%         4.15%
                                           =====      =====     =======     ========      ========

                                           UNDER      1 - 5      5 - 10      OVER 10
(DOLLARS IN THOUSANDS)                     1 YEAR     YEARS      YEARS        YEARS         TOTAL
                                          -------     -----      ------     --------      --------
INVESTMENT SECURITIES AVAILABLE FOR SALE
U.S. government agency obligations:
  Carrying value                           $   -      $   -    $      -     $ 35,560      $ 35,560
  Weighted average yield                       -%         -%          -%        3.79%         3.79%
US Treasury securities:
  Carrying value                               -          -           -        9,075         9,075
  Weighted average yield                       -          -           -         3.88%         3.88%
                                           -----      -----     -------     --------      --------
Total carrying value                       $   -      $   -    $      -     $ 44,635      $ 44,635
                                           =====      =====     =======     ========      ========
Total fair value                           $   -      $   -    $      -     $ 44,635      $ 44,635
                                           =====      =====     =======     ========      ========
Weighted average yield                         -%         -%          -%        3.81%         3.81%
                                           =====      =====     =======     ========      ========

SOURCES OF FUNDS

GENERAL

     Deposits are the primary source of funds for our lending and investment activities as well as for general business purposes. In addition to deposits, we derive funds from: the amortization, prepayment or sale of loans; maturities and repayments of investment securities; and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rate market conditions.

DEPOSITS

     We offer a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, statement savings and term certificate accounts at competitive interest rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. Management regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey.

     Total deposits at December 31, 2010 were $302.3 million, an increase of $52.8 million or 21.2% from December 31, 2009. This increase in deposits was primarily in interest bearing core deposits (an increase of $49.1 million), certificates of deposit (an increase of $636 thousand) and non-interest bearing deposits (an increase of $3.0 million). The change in deposits was primarily related to the competitive pricing of deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by our team of retail branch managers, which together fostered growth in deposits.

     The following table sets forth the distribution of the average balance of deposit accounts for the years ended December 31, 2010, 2009 and 2008 and the weighted average cost for each category of deposit.

                                       2010                            2009                            2008
                           ------------------------------   -----------------------------  -----------------------------
                                       PERCENT   WEIGHTED             PERCENT    WEIGHTED             PERCENT   WEIGHTED
                            AVERAGE    OF TOTAL  AVERAGE    AVERAGE   OF TOTAL   AVERAGE   AVERAGE    OF TOTAL  AVERAGE
                            BALANCE    DEPOSITS    COST     BALANCE   DEPOSITS     COST    BALANCE    DEPOSITS    COST
                           ---------   --------  --------  ---------  --------   --------  -------    --------  --------
(dollars in thousands)
Checking                   $  50,213     17.7%     0.20%   $  44,316    19.0%     0.29%   $ 42,987      24.1%     0.48%
Money market deposit         108,095     38.1      1.24       77,317    33.2      1.66      59,754      33.5      2.48
Statement savings              3,222      1.1      0.62        3,306     1.4      0.83       4,248       2.4      1.35
Certificates of deposit      122,434     43.1      1.98      107,731    46.4      3.02      71,391      40.0      3.86
                           ---------    ------     -----  ----------   ------     -----  ---------     ------     -----
  Total deposits           $ 283,964    100.0%     1.36%   $ 232,670   100.0%     2.01%  $ 178,380     100.0%     2.52%
                           =========    ======     =====   =========   ======     =====  =========     ======     =====

     The following table indicates the amount of the certificates of deposit of $100 thousand or more by time remaining until maturity as of December 31, 2010 and 2009.

                                       2010                         2009
(DOLLARS IN THOUSANDS)       CERTIFICATES OF DEPOSIT     CERTIFICATES OF DEPOSIT
                          ----------------------- --- -----------------------
MATURITY PERIOD
---------------
Within three months                 $ 15,953                     $  8,138
Three through six months               6,166                       10,456
Six through twelve months             18,860                       10,335
Over twelve months                     5,255                       14,652
                                    --------                     --------
                                    $ 46,234                     $ 43,581
                                    ========                     ========

See Note 7 to Notes to Consolidated Financial Statements for additional information regarding deposits.

BORROWINGS

     Although deposits are the primary source of funds for lending and investment activities as well as for general business purposes, we also utilize borrowings to supplement deposits when deposit funding is not adequate or when borrowing costs are more favorable than comparable deposits.

     At December 31, 2010, we had borrowings in the form of advances with the FHLB in the amount of $25.0 million, a decrease of $4.9 million from December 31, 2009. The weighted average interest rate on borrowings from FHLB was 1.49% at December 31, 2010 compared to 2.03% at December 31, 2009. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on our commercial and residential mortgage loan portfolios.

     The following table sets forth the contractual maturity and the weighted average interest rate of the borrowings at December 31, 2010:

                                   UNDER
  (DOLLARS IN THOUSANDS)           1 YEAR       1 - 5 YEARS     5 - 10 YEARS     OVER 10 YEARS       TOTAL
                                  --------      -----------     ------------     -------------      --------
Advances from the FHLB            $ 10,000       $ 15,000          $   -            $    -          $ 25,000
Weighted average interest rate        1.60%          1.43%             -%                -%             1.49%

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25% . The Company has an outstanding balance on the line of credit of $4.9 million and has contributed $4.4 million as additional capital to the Bank.

     On November 1, 2010, the Bank modified the terms of the hybrid capital instrument originally issued on October 31, 2008, in the aggregate amount of $3.0 million in the form of subordinated debt. This instrument qualifies as Tier II capital. The new term of the debt is for a ten year period with a maturity date of November 1, 2020. The interest rate is at a variable rate equal to the prime rate plus 100 basis points for the entire ten year term. The debt security is redeemable, at the Bank's option, at par on any January 31(st), April 30(th), July 31(st), or October 31(st) that the debt security remains outstanding however, the Bank shall not have the right to redeem the debt security prior to April 30, 2011.

INTEREST RATE RISK

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income while creating an asset/liability structure that maximizes earnings. The Asset Liability Management Committee actively monitors and manages interest rate exposure using gap analysis and interest rate simulation models.

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

     Management also uses a computer-based simulation model to assess the impact of changes in interest rates on net interest income. The model incorporates management's business plan assumptions and related asset and liability yields/costs, deposit sensitivity and the size, composition and maturity or repricing characteristics of our assets and liabilities. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Actual results may differ from simulated results due to the various factors described above.

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

     The following table sets forth the amount of interest-earning assets and interest-bearing liabilities at December 31, 2010, which are expected to mature or reprice in each of the time periods shown:

                                                                                         NON-RATE
                                                                                         SENSITIVE
                                              ONE YEAR     ONE-FIVE         OVER          ASSETS/
(DOLLARS IN THOUSANDS)                        OR LESS        YEARS       FIVE YEARS     LIABILITIES       TOTAL
                                             ---------     --------      ----------     -----------      --------
INTEREST-EARNING ASSETS:
------------------------
  Short term investments                     $   3,700    $       -      $      -        $      -        $  3,700
  Investment securities held to maturity             -        5,000        35,435               -          40,435
  Investment available for sale                      -            -        44,635               -          44,635
  Loans receivable                             114,769       77,471        50,617               -         242,857
                                             ---------     --------      --------        --------        --------
  Total interest-earning assets                118,469       82,471       130,687               -         242,857
                                             ---------     --------      --------        --------        --------
 NON-RATE SENSITIVE ASSETS:
 Other Assets                                        -            -             -          22,390          22,390
                                             ---------     --------      --------        --------        --------
   Total assets                              $ 118,469     $ 82,471      $130,687        $ 22,390        $354,017
                                             =========     ========      ========        ========        ========
INTEREST-BEARING LIABILITIES:
-----------------------------

  Interest-bearing demand                    $  19,111     $      -      $      -        $      -        $ 19,111
  Statement savings                              3,203            -             -               -           3,203
  Money market                                 125,945            -             -               -         125,945
  Certificates of deposit                       98,470       15,027             -               -         113,497
  Subordinated Debt                                  -        3,000             -               -           3,000
  Borrowings                                    10,000       19,877             -               -          29,877
                                             ---------     --------      --------        --------        --------
    Total interest-bearing liabilities         256,729       37,904             -               -         294,633
                                             ---------     --------      --------        --------        --------
NON-RATE SENSITIVE LIABILITIES:
 Non-interest bearing deposits                       -            -             -          40,514          40,514
 Other liabilities                                   -            -             -           1,122           1,122
Capital                                              -            -             -          17,748          17,748
                                             ---------     --------      --------        --------        --------
  Total liabilities and capital              $ 256,729     $ 37,904      $      -        $ 59,384        $354,017
                                             =========     ========      ========        ========        ========
Period GAP                                   $(138,260)    $ 44,567      $130,687        $(36,994)
Cumulative interest-earning assets           $ 118,469     $200,940      $331,627
Cumulative interest-bearing liabilities      $ 256,729     $294,633      $294,633
Cumulative GAP                               $(138,260)    $(93,693)     $ 36,994
Cumulative RSA/RSL (1)                           46.15%       68.20%       112.56%

     (1) Cumulative interest-earning assets divided by cumulative interest-bearing liabilities.

Based upon the above gap analysis and other modeling techniques utilized by management, our interest rate risk profile is within Board approved tolerance limits.

LIQUIDITY

     Liquidity represents the ability to meet normal cash flow requirements for the funding of loans, repayment of deposits and payment of operating costs. Our primary sources of liquidity include deposits, amortization and prepayment of loans, maturities and repayments of investment securities, and our borrowing capability. Management monitors liquidity daily, and on a monthly basis incorporates liquidity analysis into its asset/liability management program.

     In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we have access to unsecured, overnight lines of credit in the aggregate total of $58.7 million, consisting of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank and $55.7 million through the FHLB of New York. The arrangement with Atlantic Central Bankers Bank is for the sale of federal funds subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on the residential mortgage loan portfolio. At December 31, 2010 and 2009, there were no balances outstanding against those lines of credit. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

     We had cash and cash equivalents of $9.0 million at December 31, 2010 and $4.7 million at December 31, 2009 in the form of cash, due from banks and federal funds sold. At December 31, 2010, unused lines of credit available to customers and committed, undisbursed loan proceeds including letters of credit totaled $58.1 million. Certificates of deposit scheduled to mature in one year or less totaled $98.5 million at December 31, 2010. Based on our experience, management believes that a substantial amount of these certificates of deposit will remain with the Bank upon maturity. Management anticipates that it will continue to have sufficient funds available to meet the needs of its customers for deposit repayments and loan fundings.

     Our ability to generate deposits depends on the success of our branches and the continued expansion of our branch network. Our success is dependent on a number of factors, including our ability to establish branches in favorable locations, recruit and hire experienced managers and staff to meet the needs of its customers through personalized services and a broad array of financial products, and the general economic conditions of the market area in which branches are located. Unexpected changes in the national and local economy may also adversely affect the branches' ability to attract or retain deposits and foster new loan relationships. In addition, because we will incur startup and operating costs associated with expansion, the opening of new branches is expected to adversely affect future profitability in the short term.

CAPITAL RESOURCES

     The maintenance of appropriate levels of capital in excess of regulatory minimums is an important objective of the asset and liability management process. The Bank met the definition of a "well-capitalized" institution at December 31, 2010 and as December 31, 2009. See Note 18 of "Notes to Financial Statements" (regulatory matters) for additional information regarding the Bank's regulatory capital requirements.

     The Bank's capital ratios at December 31, 2010, 2009 and 2008 are presented in the following table:

                                             2010       2009       2008
                                             ----       ----       -----
Shareholders' equity to total assets         5.6%       5.8%       6.2%
Leverage ratio                               6.9%       7.3%       6.2%
Risk-based capital ratios:
  Tier 1                                     8.9%       8.5%       7.2%
  Total Capital                             11.2%      10.7%       9.1%

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25% . The Company has an outstanding balance on the line of credit of $4.9 million and has contributed $4.4 million as additional capital to the Bank.

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

     On November 1, 2010, the Bank modified the terms of the hybrid capital instrument originally issued on October 31, 2008, in the aggregate amount of $3.0 million in the form of subordinated debt. This instrument qualifies as Tier II capital. The new term of the debt is for a ten year period with a maturity date of November 1, 2020. The interest rate is at a variable rate equal to prime rate plus 100 basis points for the entire ten year term. The debt security is redeemable, at the Bank's option, at par on any January 31st, April 30th, July 31st, or October 31st that the debt security remains outstanding however, the Bank shall not have the right to redeem the debt security prior to April 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee by the customer. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2010 were $58.1 million. Management evaluates each customer's creditworthiness on a case-by-case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

     Standby letters of credit are conditional commitments issued to a third party on behalf of a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. Management evaluates each customer's creditworthiness on a case-by-case basis. Collateral obtained, if deemed necessary is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate. At December 31, 2010, obligations under standby letters of credit totaled $3.0 million.

     We have also entered into long term operating lease obligations for some of its premises and equipment, the terms of which generally include options to renew. These instruments involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition. At December 31, 2010, future minimum operating lease obligations totaled $2.0 million.

     The off-balance sheet arrangements discussed above did not have, and management believes are not reasonably likely to have in the foreseeable future, a material impact on our financial condition or liquidity.

     See Note 12 to Notes to Consolidated Financial Statements for additional information regarding operating leases.

     See Note 13 to Notes to Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

     The following table represents the aggregate contractual obligations to make future payments as of December 31, 2010.

                                 ONE YEAR OR     ONE - FIVE        OVER FIVE
  (DOLLARS IN THOUSANDS)            LESS            YEARS            YEARS          TOTAL
                                 ----------      ----------        ---------     ----------
  Time deposits                   $ 98,517        $ 15,027          $    -       $  113,544
  Long term debt                    10,000          19,877               -           29,877
  Subordinated Debt                      -           3,000               -            3,000
  Operating lease                      348           1,125             528            2,001
                                 ---------        --------          ------        ---------
      Total                      $ 108,865        $ 39,029          $  528        $ 148,422
                                 =========        ========          ======        =========

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited financial statements and related documents are set forth in this Annual report on form 10-K on the following pages:

                                                                            PAGE
                                                                            ----

     Report of Independent Registered Public Accounting Firm                  35

     Consolidated Statements of Financial Condition                           36

     Consolidated Statements of Operations                                    37

     Consolidated Statements of Changes in Shareholders Equity                38

     Consolidated Statements of Cash Flows                                    39

     Notes to Financial Statements                                            40

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CORNERSTONE FINANCIAL CORPORATION:

We have audited the accompanying consolidated statements of financial condition of Cornerstone Financial Corporation and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
----------------------

Philadelphia, PA
March 30, 2011

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(IN THOUSANDS, EXCEPT SHARE DATA)                      DECEMBER 31, 2010        DECEMBER 31, 2009
                                                       -----------------        -----------------
ASSETS:
Cash and due from banks                                    $   5,331                $   4,742
Federal funds sold                                             3,700                        -
                                                           ---------                ---------
     Cash and cash equivalents                                 9,031                    4,742
                                                           ---------                ---------
Investment securities:
 Held to maturity (fair value 2010 - $39,520;
   2009 - $47,294)                                            40,435                   48,059
 Available for sale (amortized cost 2010 - $47,945;
   2009 - $0)                                                 44,635                        -
Loans receivable                                             242,856                  238,424
     Less allowance for loan losses                            3,826                    3,432
                                                           ---------                ---------
          Loans receivable, net                              239,030                  234,992
                                                           ---------                ---------
Federal Home Loan Bank stock                                   1,435                    1,572
Premises and equipment, net                                    7,806                    7,871
Accrued interest receivable                                    2,152                    1,484
Bank owned life insurance                                      4,685                    4,521
Deferred taxes                                                 2,600                    1,154
Other real estate owned                                          830                        -
Other assets                                                   1,378                    1,749
                                                           ---------                ---------
 TOTAL ASSETS                                              $ 354,017                $ 306,144
                                                           =========                =========
LIABILITIES:
Non-interest bearing deposits                              $  40,514                $  37,500
Interest bearing deposits                                    148,259                   99,132
Certificates of deposit                                      113,497                  112,861
                                                           ---------                ---------
     Total deposits                                          302,270                  249,493
                                                           ---------                ---------
Advances from the Federal Home Loan Bank                      25,000                   29,883
Line of credit                                                 4,877                    4,672
Subordinated debt                                              3,000                    3,000
Other liabilities                                              1,122                    1,283
                                                           ---------                ---------
 TOTAL LIABILITIES                                           336,269                  288,331
                                                           ---------                ---------
Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock:
$0 par value; $1,000 per share stated value,
  authorized 1,000,000 shares; issued and
  outstanding 1,900 and 0 at December 31, 2010 and
  December 31, 2009, respectively                              1,900                    1,900

Common stock:
$0 par value: authorized 10,000,000 shares; issued
  and outstanding 1,809,656 at December 31, 2010                   -                        -

Additional paid-in capital                                    16,727                   16,623
Accumulated other comprehensive loss                          (1,988)                       -
Retained earnings (deficit)                                    1,109                     (710)
                                                           ---------                ---------
     Total Shareholders' Equity                               17,748                   17,813
                                                           ---------                ---------
     Total Liabilities and Shareholders' Equity            $ 354,017                $ 306,144
                                                           =========                =========

          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                   DECEMBER 31, 2010       DECEMBER 31, 2009
                                                        -------------------     -------------------
INTEREST INCOME
   Interest and fees on loans                               $ 13,655                 $ 12,842
   Interest on investment securities                           2,629                    1,991
   Interest on federal funds                                      27                        7
                                                            --------                 --------
           TOTAL INTEREST INCOME                              16,311                   14,840

INTEREST EXPENSE
   Interest on deposits                                        3,879                    4,699
   Interest on borrowings                                        699                    1,174
                                                            --------                 --------
           TOTAL INTEREST EXPENSE                              4,578                    5,873
                                                            --------                 --------
   Net interest income                                        11,733                    8,967
   Provision for loan losses                                     776                    2,530
                                                            --------                 --------
   NET INTEREST INCOME AFTER LOAN LOSS PROVISION              10,957                    6,437
                                                            --------                 --------
NON-INTEREST INCOME
   Service charges on deposits                                   195                      213
   Origination fees on mortgage loans sold                         -                       30
   Bank owned life insurance income                              164                      173
   Gain on sale of real estate owned                               -                        7
   Gain on sale of loans                                         609                      101
   Miscellaneous fee income                                      118                       87
                                                            --------                 --------
           TOTAL NON-INTEREST INCOME                           1,086                      611
                                                            --------                 --------
NON-INTEREST EXPENSE
   Salaries and employee benefits                              5,016                    4,342
   Net occupancy                                               1,256                    1,355
   Data processing and other service costs                       484                      430
   Professional services                                         790                      502
   Advertising and promotion                                     133                      128
   Other real estate owned expense                               110                      205
   FDIC expense                                                  484                      528
   Other operating expenses                                      631                      584
                                                            --------                 --------
     TOTAL NON-INTEREST EXPENSE                                8,904                    8,074
                                                            --------                 --------
 Income (loss before income taxes)                             3,139                   (1,026)
 Income tax expense ( benefit)                                 1,220                     (461)
                                                            --------                 --------
 NET INCOME (LOSS)                                          $  1,919                 $   (565)
                                                            ========                 ========
 Preferred stock Dividends                                       133                        -
 Net income (loss) available to common shareholders          $ 1,786                 $   (565)
  Earnings per share
  Basic                                                      $  0.99                 $  (0.33)
  Diluted                                                    $  0.99                 $  (0.33)
 Weighted average shares outstanding
  Basic                                                        1,810                    1,717
  Diluted                                                      1,810                    1,717

          See accompanying notes to consolidated financial statements

                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                                                           ADDITIONAL   ACCUMULATED         OTHER
                           COMPREHENSIVE     PREFERRED                       PAID-IN      EARNINGS      COMPREHENSIVE
                                LOSS           STOCK       COMMON STOCK      CAPITAL      (DEFICIT)      INCOME (LOSS)      TOTAL
                           -------------     ---------     ------------    ----------   ------------    ---------------   --------
Balance at
  December 31, 2008                          $      -         $ 8,279       $  7,244      $  (145)         $     -         $ 15,378
                                             ========         =======       ========      =======         ========         ========
Comprehensive loss
Net loss                     $   (565)       $      - $             -        $     -      $  (565)         $     -         $   (565)
                             --------

Comprehensive loss           $   (565)
                             ========
Stock based
  compensation                                      -               -             23            -                -               23
Issuance of Common
  Stock                                             -               -          1,077            -                -            1,077
Issuance of Preferred
  Stock                                         1,900               -              -            -                -            1,900
Creation of Holding
  Company                                                      (8,279)         8,279            -                -                -
                                              -------          ------       --------      -------         --------         --------
Balance at
  December 31, 2009                           $ 1,900         $     -       $ 16,623      $  (710)               -         $ 17,813
                                              =======          ======       ========      =======         ========         ========
Comprehensive loss
Net income                   $  1,919         $     -         $     -        $     -      $ 1,919                -         $  1,919
                             --------

Unrealized loss on
securities available for
sale, net of tax               (1,988)                                                                      (1,988)          (1,988)
                             ========

Comprehensive loss           $    (69)
                             ========

Stock based
  compensation                                      -               -            137            -                -              137
Preferred Stock Dividend
  Payment                                           -               -            (33)        (100)               -             (133)
                                              -------          ------       --------      -------         --------         --------
Balance at
  December 31, 2010                           $ 1,900          $    -       $ 16,727      $ 1,109         $ (1,988)        $ 17,748
                                              =======          ======       ========      =======         ========         ========

          See accompanying notes to consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE YEAR ENDED       FOR THE YEAR ENDED
 (IN THOUSANDS)                                                   DECEMBER 31, 2010       DECEMBER 31, 2009
                                                                 ------------------       ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                $   1,919             $      (565)
     Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
     Provision for loan losses                                              776                    2,530
     Income on Bank Owned Life Insurance                                   (164)                    (173)
     Depreciation                                                           397                      696
     Amortization of premiums and discounts, net                             42                       34
     Stock option expense                                                   137                       23
     Deferred tax benefit                                                  (124)                    (692)
     (Increase) decrease on other real estate owned                        (830)                      89
     Proceeds on sale of real estate owned                                    -                      199
     Gain on sale of real estate owned                                        -                       (7)
     Loans originated for sale                                                -                   (6,122)
     Proceeds from sales of loans held for sale                               -                    6,122
     Increase in accrued interest receivable and other assets              (298)                  (1,372)
     (Decrease) increase in other liabilities                              (162)                     413
                                                                      ---------              -----------
       Net cash provided by operating activities                          1,693                    1,175

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments held to maturity                          (44,509)                 (58,105)
     Repayment of investments held to maturity                           52,091                   38,410
     Purchase of investments available for sale                         (47,943)                       -
     Redemption (purchase) of Federal Home Loan Bank Stock                  137                     (195)
     Net increase in loans                                               (4,814)                 (44,551)
     Purchases of premises and equipment                                   (332)                     (98)
                                                                      ---------              -----------
        Net cash used by investing activities                           (45,370)                 (64,539)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                            52,777                   47,463
     Proceeds from borrowings                                           260,305                1,262,872
     Principal payments on borrowings                                  (264,983)              (1,254,574)
                                                                      ---------              -----------
     Net proceeds from issuance of preferred stock                            -                    1,900
     Net proceeds from issuance of common stock                               -                    1,077
     Cash dividend paid for declaration of preferred stock                 (133)                       -
                                                                      ---------              -----------
       Net cash provided by financing activities                         47,966                   58,738
     Net decrease in cash and cash equivalents                            4,289                   (4,626)
 Cash and cash equivalents at the beginning of the year                   4,742                    9,368
                                                                      ---------              -----------
 Cash and cash equivalents at the end of the year                     $   9,031              $     4,742
                                                                      =========              ===========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                           $   4,613              $     5,928
     Cash paid (received) during the year for income taxes                1,426                      (81)
     Net change in unrealized loss on securities available
       for sale, net of tax                                              (1,988)                       -

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION

          The accounting and reporting policies of the Company and conform with U.S. generally accepted accounting principles ("GAAP") and predominant practices within the banking industry. The consolidated financial statements of the Company include the accounts of the Bank. Intercompany balances and transactions are eliminated in consolidation.

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

          Other-than-temporary impairment charges are recorded through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security's cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent or it is more likely than not that the Company would not be required to sell an impaired security before a recovery of amortized cost basis. The Company did not have any other-than temporary impairment for 2010 and 2009.

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

          Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans, management excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100 thousand. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

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

          The Company utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each commercial, real estate commercial, real estate construction and land development loan.

          A portion of the allowance is allocated to the remaining loans by applying projected rate loss ratios, base on numerous factors such as recent charge-off experience, trends with respect to adversely risk rated commercial, real estate commercial, real estate construction and land development loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors.

          Historical loss rates are calculated using the last nine quarters of a variable factor analysis. The analysis consists of economic conditions, concentrations of industry, quality management and systems, general collateral quality, delinquency trends over the last four quarters, loan grade trends over the past four quarters, annual portfolio growth and credit/borrower concentration.

          The loans are grouped into the following categories. Commercial loans and letters of credit, Commercial Mortgage Loans, Residential Mortgage Loans, Installment Loan, Home equity and Credit Lines and lease Backed term Loans.

     (H)  FHLB STOCK

          The Company carries its investment in Federal Home Loan Bank (FHLB) Stock at its amortized cost. The Company had $1.4 million in FHLB stock at December 31, 2010 compared to $1.6 million at December 31, 2009.

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

     (J)  BANK OWNED LIFE INSURANCE

          The Bank initially purchased $2.9 million of Bank Owned Life Insurance on December 31, 2005, $610 thousand on March 3, 2006 and $400 thousand on July 23, 2008. BOLI is carried at its aggregate cash surrender value less surrender charges and totaled $4.7 million at December 31, 2010. Income of $164 thousand was recognized on the BOLI during the year ended December 31, 2010 compared to $173 thousand of income recognized on the BOLI during the year ended December 31, 2009. The Bank is the sole beneficiary of the BOLI.

     (K)  REAL ESTATE OWNED

          Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs. Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred. Gains or losses upon dispositions are reflected in earnings as realized. The Company had $830 thousand in real estate owned at December 31, 2010 compared to no real estate owned at December 31, 2009. The Company did not recorded any gain or loss on the sale of real estate property owned for the year ending December 31, 2010 as compared to a $ 7 thousand gain on the sale of a real estate owned property for the year ending December 31, 2009.

     (L)  EARNINGS PER SHARE

          Basic earnings per share is calculated on the basis of net income available to common holders divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential shares as computed under the treasury stock method using average common stock prices. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares that would have been outstanding had all common stock options granted been exercised.

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

     (O)  RECENT ACCOUNTING PRONOUNCEMENTS

          ASU UPDATE FOR IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENT

          In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update (ASU) for improving disclosures about fair value measurements. This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 31, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the

          Company. This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Company. The adoption of this update did not materially impact the Company's current fair value measurement disclosures.

     ASU NO. 2010-20 DISCLOSURES ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND THE ALLOWANCE FOR CREDIT LOSSES

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

     (P)  LIQUIDITY RISK

          Liquidity risk represents the ability to meet normal cash flow requirements for the funding of loans, repayment of deposits and payment of operating costs. Our primary sources of liquidity include deposits, amortization and prepayment of loans, maturities and repayments of investment securities, and our borrowing capability. Management monitors liquidity daily, and on a monthly basis incorporates liquidity analysis into its asset/liability management program.

          In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we have access to unsecured, overnight lines of credit in the aggregate total of $58.7 million, consisting of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank and $55.7 million through the FHLB of New York. The arrangement with Atlantic Central Bankers Bank is for the sale of federal funds subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on residential mortgage loan portfolio. At December 31, 2010 and 2009, there were no balances outstanding against those lines of credit. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

          We had cash and cash equivalents of $9.0 million at December 31, 2010 and $4.7 million at December 31, 2009 in the form of cash, due from banks and federal funds sold. At December 31, 2010, unused lines of credit available to customers and committed, undisbursed loan proceeds including letters of credit totaled $58.1 million. Certificates of deposit scheduled to mature in one year or less totaled $98.5 million at December 31, 2010.

(3)  INVESTMENT SECURITIES

     A comparison of amortized cost and approximate fair value of investment securities held to maturity and available for sale at December 31, 2010 and 2009 is as follows:

                                                           DECEMBER 31, 2010
                                 -----------------------------------------------------------------------
(IN THOUSANDS)                                     GROSS UNREALIZED      GROSS UNREALIZED
                                 AMORTIZED COST         GAINS                 LOSSES          FAIR VALUE
                                 --------------    ----------------      ----------------     ----------
INVESTMENTS HELD TO MATURITY:
Government agency obligations      $ 32,706           $    68               $ (1,131)          $ 31,643
Mortgage backed securities            7,729               148                      -              7,877
                                   --------           -------               --------           --------
    Total                          $ 40,435           $   216               $ (1,131)          $ 39,520
                                   ========           =======               ========           ========

                                                           DECEMBER 31, 2010
                                 -----------------------------------------------------------------------
(IN THOUSANDS)                                    GROSS UNREALIZED      GROSS UNREALIZED
                                AMORTIZED COST         GAINS                 LOSSES           FAIR VALUE
                                 --------------    ----------------      ----------------     ----------
INVESTMENTS AVAILABLE FOR SALE:
Government agency obligations      $ 38,056           $     -               $ (2,496)          $ 35,560
US Treasury Securities                9,889                 -                   (814)             9,075
                                   --------           -------               --------           --------
    Total                          $ 47,945           $     -               $ (3,310) $          44,635
                                   ========           =======               ========           ========

                                                           DECEMBER 31, 2009
                                 -----------------------------------------------------------------------
(IN THOUSANDS)                                    GROSS UNREALIZED      GROSS UNREALIZED
                                AMORTIZED COST         GAINS                 LOSSES           FAIR VALUE
                                 --------------    ----------------      ----------------     ----------
INVESTMENTS HELD TO MATURITY:
Government agency obligations      $ 39,019            $   42                $  (721)          $ 38,340
Mortgage backed securities            9,040                46                   (132)             8,954
                                   --------           -------               --------           --------
    Total                          $ 48,059            $   88                $  (853) $          47,294
                                   ========           =======               ========           ========

At December 31, 2010, the Company had Federal agency securities with aggregate amortized costs totaling $428 thousand pledged to collateralize public deposits under the Governmental Unit Deposit Protection Act as compared to $397 thousand pledged at December 31, 2009.

The following table sets forth the scheduled contractual maturities of investment securities held to maturity and available for sale at December 31, 2010:

                                               HELD TO MATURITY
                                         ------------------------------
(IN THOUSANDS)                          AMORTIZED COST       FAIR VALUE
                                        --------------       ----------
Within one year                           $     -            $       -
After one year through five years               -                    -
After five years through ten years          1,942                1,999
After ten years                            38,493               37,521
                                          --------            --------
Total                                     $ 40,435            $ 39,520
                                          ========            ========


                                              AVAILABLE FOR SALE
                                        -------------------------------
(IN THOUSANDS)                          AMORTIZED COST       FAIR VALUE
                                        --------------       ----------
Within one year                           $      -            $       -
After one year through five years                -                    -
After five years through ten years               -                    -
After ten years                             47,944               44,635
                                          --------             --------
Total                                     $ 47,944             $ 44,635
                                          ========             ========

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at December 31, 2010 and 2009 for the time periods shown:

                                                               DECEMBER 31, 2010
                                  ---------------------------------------------------------------------------
(IN THOUSANDS)                       LESS THAN 12 MONTHS       12 MONTHS OR LONGER           TOTAL
                                  ---------------------------------------------------------------------------
                                    FAIR        UNREALIZED      FAIR     UNREALIZED     FAIR       UNREALIZED
                                    VALUE         LOSSES        VALUE      LOSSES       VALUE         LOSSES
                                  --------      ----------     ------    ----------    -------     ----------
HELD TO MATURITY
Government agency obligations:    $ 27,132       $ 1,131       $    -     $    -       $ 27,132      $ 1,131
AVAILABLE FOR SALE
Government agency obligations:    $ 35,560       $ 2,495       $    -     $    -       $ 35,560      $ 2,495
US Treasury Securities            $  9,075       $   814       $    -     $    -       $  9,075      $   814
                                  --------       -------       ------     ------       --------      -------
Total temporarily impaired
  investments securities          $ 71,767       $ 4,440       $    -     $    -       $ 71,767      $ 4,440
                                  ========       =======       ======     ======       ========      =======

                                                            DECEMBER 31, 2009
                                  --------------------------------------------------------------------------
(IN THOUSANDS)                     LESS THAN 12 MONTHS       12 MONTHS OR LONGER             TOTAL
                                  ---------------------     --------------------     -----------------------
                                    FAIR     UNREALIZED     FAIR       UNREALIZED      FAIR       UNREALIZED
                                    VALUE      LOSSES       VALUE        LOSSES        VALUE        LOSSES
                                  --------   ----------     -----      ----------    --------     ----------
HELD TO MATURITY
Government agency obligations:    $ 33,940     $ 721        $   -        $   -       $ 33,940       $ 721
  Mortgage Backed Securities      $  4,715     $ 132        $   -        $   -       $  4,715       $ 132
                                  --------     -----        -----        ------      --------       -----
Total temporarily impaired
  investments securities          $ 38,655     $ 853        $  -         $   -       $ 38,655       $ 853
                                  ========     =====        ====         =====       ========       =====

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

(4)  OTHER COMPREHENSIVE INCOME (LOSS)

     The change in other comprehensive (loss) components and related tax benefit are as follows for the year ended December 31, 2010. The Company had no unrealized gains or losses on available for sale securities at December 31, 2009. (in thousands):

                                                                     2010
                                               -----------------------------------------------
     UNREALIZED GAINS ON SECURITIES            BEFORE-TAX                           NET-OF-TAX
       AVAILABLE FOR SALE:                       AMOUNT          TAX BENEFIT          AMOUNT
                                               ----------        -----------        ----------
     Unrealized holding losses arising
       during the year                         $ (3,310)           $ 1,322          $ (1,988)
                                               --------            -------          --------
     Other comprehensive loss                  $ (3,310)           $ 1,322          $ (1,988)
                                               ========            =======          ========

(5)  LOANS RECEIVABLE

     The Company monitors and asses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the company monitors the performance of its loan portfolio and estimates its allowance for loan losses.

     Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets. The loans generally are secured by these types of assets as collateral and/or by personal guarantees provided by principals of the borrowers.

     Commercial real estate loans are generally originated in amounts up to the lower of 75% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Company's market area. Commercial real estate loans are generally made with fixed interest rates which mature or reprice in five to seven years with principal amortization of up to 25 years.

     Residential real estate loans consist of loans secured by one- to four-family residences located in the Bank's market area. The Bank has originated one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 25 years. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

     Construction Loans will be made only if there is a permanent mortgage commitment in place. Interest rates on commercial construction loans are typically in line with normal commercial mortgage loan rates, while interest rates on residential construction loans are slightly higher than normal residential mortgage loan rates. These loans usually are adjustable rate loans and generally have terms of up to one year.

     Consumer Loans includes installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant. Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower's residential property. Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate. The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance.

Loans receivable consist of the following:

 (IN THOUSANDS)                         DECEMBER 31, 2010      DECEMBER 31, 2009
                                        -----------------      -----------------
 Commercial                                $  95,441              $  91,717
 Real estate -- commercial                   112,217                105,702
 Real estate -- residential                   14,780                 19,137
 Construction                                 13,177                 12,104
 Consumer loans                                7,450                  9,875
                                            --------               ---------
 Subtotal                                    243,065                238,535
 Allowance for loan losses                    (3,826)                (3,432)
 Net deferred loan fees                         (209)                  (111)
                                            --------               ---------
 Loans receivable, net                      $239,030               $ 234,992
                                            ========               =========

     Under the New Jersey Banking Act of 1948, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2010, the loans-to-one-borrower limitation was $4.7 million; this excluded an additional 10% of adjusted capital funds or $3.2 million, which may be loaned if collateralized by readily marketable securities as defined by regulations. At December 31, 2010 there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded that limit.

     The Bank lends primarily to customers in its market area. The majority of loans are mortgage loans secured by real estate. Included as mortgage loans are commercial real estate, conforming residential real estate and real estate loans in excess of FNMA loan limits ("jumbo real estate loans"). Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values. At December 31, 2010 and 2009 mortgage loans secured by real estate totaled $127.0 million and $124.8 million, respectively. Mortgage loans represented 52.2% and 52.3% of total loans at December 31, 2010 and 2009, respectively.

     A summary of the Company's credit quality indicators is as follow:

     Pass - A credit which is assigned a rating of Pass shall exhibit some or all of the following characteristics:

          a. Loans that present an acceptable degree of risk associated with the financing being considered as measured against earnings and balance sheet trends, industry averages, etc. Actual and projected indicators and market conditions provide satisfactory evidence that the credit will perform as agreed.

          b. Loans to borrowers that display acceptable financial conditions and operating results. Debt service capacity is demonstrated and future prospects are considered good.

          c. Loans to borrowers where a comfort level is achieved by the strength of the cash flows from the business or project and the strength and quantity of the collateral or security position (i.e.: receivables, inventory and other readily marketable securities) as supported by a current valuation and/or the strong capabilities of a guarantor.

     Special Mention - Loans on which the credit risk requires more than ordinary attention by the Loan Officer. This may be the result of some erosion in the borrower's financial condition, the economics of the industry, the capability of management, or changes in the original transaction. Loans which are currently sound yet exhibit potentially unacceptable credit risk or deteriorating long term prospects, will receive this classification. Loans which deviate from loan policy or regulations will not generally be classified in this category, but will be separately reported as an area of concern

     Classified -- Classified loans include those considered by the Company to be substandard, doubtful or loss.

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

     Non Performing Loans

     Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection.

The following table represents loans by credit quality indicator at December 31, 2010.


(IN THOUSANDS)                        SPECIAL                   NON
                                      MENTION   CLASSIFIED   PERFORMING
                              PASS     LOANS       LOANS       LOANS      TOTAL
                            -------   -------   ----------   ----------  -------
Commercial                   93,209     845           0        1,296      95,350
Real Estate, Commercial     101,718   2,175           0        8,213     112,106
Real Estate, Residential     13,596       0       1,170            0      14,766
Construction                 13,145       0           0            0      13,145
Consumer                      6,905     244          51          289       7,489
                            -------   -----       -----        -----     -------
Total Loans and Leases      228,572   3,264       1,221        9,798     242,856
                            =======   =====       =====        =====     =======

The following table represents past-due loans and leases as of December 31, 2010.

                             30-89
(IN THOUSANDS)               DAYS       90 DAYS OR    TOTAL PAST
                           PAST DUE     MORE PAST      DUE AND     ACCRUING      NON-
                          AND STILL      DUE AND         STILL      CURRENT     ACCRUAL    TOTAL LOAN
                           ACCRUING   STILL ACCRUING   ACCRUING    BALANCES    BALANCES     BALANCES
                          ---------   --------------  ----------   --------    --------    ----------
Commercial                   209           634           843        94,054      1,296        95,350
Real Estate, Commercial        0             0             0       103,893      8,213       112,106
Real Estate, Residential       0           244           244        14,766          0        14,766
Construction                   0             0             0        13,145          0        13,145
Consumer                       0             0             0         7,200        289         7,489
                             ---          ----         -----       -------      -----       -------
Total Loans and Leases       209           878         1,087       233,058      9,798       242,856
                             ===          ====         =====       =======      =====       =======
Percentage of Total loans
and leases                  0.09%         0.36%         0.45%        95.97%      4.03%

     Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2010 the Company had twelve loan relationships totaling $9.8 million in non-accrual loans as compared eight relationships totaling $8.1 million at December 31, 2009. At December 31, 2010, the Company had fifteen impaired loan relationships totaling $10.7 million (included within the non-accrual loans discussed above) in which $3.5 million in impaired loans had a related allowance for credit losses of $2.1 million and $7.3 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $12.3 million for 2010 as compared to $8.2 million for 2009, and interest income recorded on impaired loans during the year ended December 31, 2010 totaled $36 thousand as compared to $32 thousand for December 31, 2009.

     At December 31, 2010 the Company had two loan relationships totaling $878 thousand which were delinquent ninety days or more and still accruing interest. At December 31, 2009, the Company had four loan relationships totaling $2.4 million which were delinquent ninety days or more and still accruing interest.

The following table represents data on impaired loans at December 31, 2010 and December 31, 2009.


(IN THOUSANDS)                                        2010          2009
                                                     ------        -----
Impaired loans for which a valuation allowance
  has been provided                                   3,457         4,386
Impaired loans for which no valuation allowance
  has been provided                                   7,271         6,156
                                                     ------        ------
Total Loans determined to be impaired                10,728        10,542
                                                     ======        ======
Allowance for loan losses related to impaired
  loans                                               2,081         1,775
                                                     ======        ======


For the years ended December 31:                      2010          2009
                                                     ------        ------
Average recorded investment in impaired loans        12,280        8,248
                                                     ======        ======
Cash basis interest income recognized on impaired
  loans                                                  36            32
                                                     ======        ======

The following table presents impaired loans by portfolio class at December 31, 2010.

(IN THOUSANDS)                                                                                        INTEREST
                                                                                                       INCOME
                                                                                         AVERAGE      RECOGNIZED
                                                              UNPAID       RELATED        ANNUAL       WHILE ON
                                               RECORDED     PRINCIPAL     VALUATION      RECORDED      IMPAIRED
                                              INVESTMENT     BALANCE      ALLOWANCE     INVESTMENT      STATUS
                                              ----------    ---------     ---------     ----------    ----------
Impaired loans with a valuation allowance:
Commercial                                      1,198         1,198           962          1,209           6
Real Estate, Commercial                         2,060         2,060         1,020          2,064           0
Real Estate, Residential                            0             0             0              0           0
Construction                                        0             0             0              0           0
Consumer                                          199           199            99            200           5
                                               ------        ------         -----         ------          --
Subtotal                                        3,457         3,457         2,081          3,473          11
                                               ------        ------         -----         ------          --
Impaired loans with no valuation allowance:
Commercial                                        732           732             0          1,341           2
Real Estate, Commercial                         6,153         6,153             0          7,085          10
Real Estate, Residential                            0             0             0              0           0
Construction                                        0             0             0              0           0
Consumer                                          385           385             0            381          13
                                               ------        ------         -----         ------          --
Subtotal                                        7,271         7,271             0          8,807          25
                                               ======        ======         =====         ======          ==
Total Impaired loans:
Commercial                                      1,930         1,930           962          2,550           8
Real Estate, Commercial                         8,213         8,213         1,020          9,149          10
Real Estate, Residential                            0             0             0              0           0
Construction                                        0             0             0              0           0
Consumer                                          584           584            99            581          18
                                               ------        ------         -----         ------          --
Total                                          10,728        10,728         2,081         12,280          36
                                               ======        ======         =====         ======          ==

                                       49

The following is a summary of the activity of the allowance for loan losses:

(in thousands)                        2010            2009
                                    -------          -------
Balance, beginning of year          $ 3,432          $ 1,133
Provision for loan losses               776            2,530
Recoveries (charge-offs), net          (382)            (231)
                                    -------          -------
Balance, end of year                $ 3,826          $ 3,432
                                    =======          =======

Additional details for changes in the allowance for loan and leases by loan portfolio as of and for the years ended December 31, 2010 are as follows:

                                                      COMMERCIAL     RESIDENTIAL
ALLOWANCE FOR LOAN AND LEASE LOSSES     COMMERCIAL    REAL ESTATE    REAL ESTATE    CONSUMER    TOTAL
-----------------------------------     ----------    -----------    -----------    --------    -----
 Beginning Balance                        1,839         1,050            447           96       3,432
     Charge-off                            (382)            0              0            0        (382)
     Provision                              286           477            (30)          43         776
                                          -----         -----            ---          ---       -----
 Ending Balance                           1,743         1,527            417          139       3,826
                                          =====         =====            ===          ===       =====

(6)  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2010 and 2009, stated at cost less accumulated depreciation and amortization, are summarized as follows:

(In Thousands)                          2010             2009
                                       -------         -------
Land                                  $  2,534         $ 2,534
Buildings                                4,504           4,494
Furniture and equipment                  1,455           1,254
Automobiles                                  4              20
Leasehold improvements                     654             570
                                       -------         -------
    Cost                                 9,151           8,872
Accumulated depreciation and
  amortization                          (1,345)         (1,001)
                                       -------         -------
    Total                              $ 7,806         $ 7,871
                                       =======         =======

     Depreciation and amortization expense was $397 thousand for the year ended December 31, 2010 and $696 thousand for the year ended December 31, 2009. During 2010 the Company retired fully depreciated assets of $57 thousand.

     At December 31, 2010, the Medford, Burlington, Mount Laurel and Marlton offices were leased; these leases include options for renewal. See Note 12 to Consolidated Notes to Financial Statements for additional information regarding operating leases.

(7)  DEPOSITS

     Deposits consist of the following major classifications:

    (IN THOUSANDS)                                      DECEMBER 31, 2010          DECEMBER 31, 2009
                                                      -------------------      -------------------------
    Interest bearing checking accounts                $ 19,111       6.3%      $  19,282            7.7%
    Non-interest bearing checking accounts              40,514      13.4          37,500           15.0
    Statement savings                                    3,203       1.1           3,430            1.4
    Money market demand accounts                       125,945      41.7          76,420           30.6
                                                     ---------     ------      ---------          ------
         Total core deposits                         $ 188,773      62.5%      $ 136,632           54.7%
                                                     ---------     ------      ---------          ------
    Jumbo certificates of one hundred thousand or
    more                                                46,234      15.2          43,581           17.5
    Non-jumbo certificates:
         Current maturities of six months or less       27,467       9.1          27,872           11.2
         Current maturities of more than six months     39,796      13.2          41,408           16.6
                                                     ---------     ------      ---------          ------
         Total time deposits                           113,497      37.5         112,861           45.3
                                                     ---------     ------      ---------          ------
         Total deposits                              $ 302,270     100.0%      $ 249,493          100.0%
                                                     =========     ======      =========          ======

     The weighted average rate on certificates of deposit was 1.98% and 3.02% at December 31, 2010 and 2009, respectively.

     The aggregate amount of demand accounts overdrawn that are included in loans as of December 31, 2010 and 2009 are $20 thousand and $85 thousand respectively.

     Interest expense on deposits for the years ended December 31, 2010 and 2009 consisted of the following:

(IN THOUSANDS)                                    2010         2009
                                                 -------      ------
Checking and money market demand accounts        $ 1,439      $ 1,413
Statement savings                                     20           27
Certificates of deposit                            2,420        3,259
                                                 -------      -------
     Total                                       $ 3,879      $ 4,699
                                                 -------      -------

     The following is a schedule of certificates of deposit by maturities as of December 31, 2010:

     YEAR ENDING DECEMBER 31,
     ------------------------
     (in thousands)
          2011                98,470
          2012                11,498
          2013                 1,894
          2014                 1,635
                           ---------
          Total            $ 113,497
                           =========

     Deposits held by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $8.2 million and $25.1 million at December 31, 2010 and 2009, respectively.

(8)  BORROWINGS

     The Bank is a member of the FHLB. Membership provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions. At December 31, 2010, the Bank had advances outstanding with the FHLB in the amount of approximately $25.0 million at a weighted average interest rate of 1.49% . At December 31, 2010, the Bank was eligible to borrow an additional $30.7 million. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on the Bank's residential mortgage loan portfolio as well as Bank owned securities. At December 31, 2010, the Bank had an available line of credit under the Overnight Repricing Advance Program with the FHLB in the aggregate amount of $55.7 million. In addition, the Bank also has access to an unsecured overnight line of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank. This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds. At December 31, 2010 and 2009, the Bank had no balances outstanding against those lines of credit.

     The following is a schedule of advances by maturities (in thousands) as of December 31, 2010:

     Year ending December 31,
     ------------------------
          2011                10,000
          2012                15,000
                            --------
          Total             $ 25,000
                            ========

     On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank for an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25% . The Company has an outstanding balance on the line of credit of $4.9 million and has contributed $4.4 million as additional capital to the Bank.

     On November 1, 2010, the Bank modified the terms of the hybrid capital instrument originally issued on October 31, 2008, in the aggregate amount of $3.0 million in the form of subordinated debt. This instrument qualifies as Tier II capital. The new term of the debt is for a ten year period with a maturity date of November 1, 2020. The interest rate is at a variable rate equal to prime rate plus 100 basis points for the entire ten year term. The debt security is redeemable, at the Bank's option, at par on any January 31st, April 30th, July 31st, or October 31st that the debt security remains outstanding however, the Bank shall not have the right to redeem the debt security prior to April 30, 2011.

(9)  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation for the years ended December 31, 2010 and 2009:

                                               2010           2009
                                              -------        -------
(in thousands, except per share data)
Net income (loss)                             $ 1,786        $  (565)
Weighted average basic number of shares         1,810          1,717
Dilutive effect of options                      1,810              -
Dilutive effect of common stock warrants            -              -
Weighted average diluted number of shares       1,810          1,717
Basic (loss) earnings per share               $  0.99        $ (0.33)
Diluted (loss) earnings per share             $  0.99        $ (0.33)


     For the year ended December 31, 2010, the Company had 3,691 stock options with an anti-dilutive effect.

     For the year ended December 31, 2009, there were stock options on 112,899 shares and 153,889 outstanding common stock warrants which were anti-dilutive due to the Company's net loss for the period ending December 31, 2009.

(10) FAIR VALUE

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

The fair value of securities available for sale are determined by obtaining quoted prices on a nationally recognized securites exchange ( Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities( Level 2 inputs).

A financial instrument's level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

As of December 31, 2010, the Company had investment securities available for sale carried at fair value as compared to December 31, 2009, where the Company did not have any assets or liabilities measured at fair value on a recurring basis.

ASSETS AND LIABILITIES MEASURED ON A RECURRING BASIS
----------------------------------------------------

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                 FAIR VALUE MEASUREMENTS                          FAIR VALUE MEASUREMENTS
                                                   AT DECEMBER 31, 2010                             AT DECEMBER 31, 2009
                                     ----------------------------------------------     --------------------------------------------
                                     QUOTED PRICES                                      QUOTED PRICES
                                       IN ACTIVE       SIGNIFICANT      SIGNIFICANT      IN ACTIVE      SIGNIFICANT    SIGNIFICANT
                                        MARKETS           OTHER            OTHER          MARKETS          OTHER          OTHER
                                     FOR IDENTICAL      OBSERVABLE      UNOBSERVABLE    FOR IDENTICAL    OBSERVABLE     UNOBSERVABLE
                                        ASSETS            INPUTS           INPUTS          ASSETS          INPUTS          INPUTS
                                       (LEVEL 1)        (LEVEL 2)         (LEVEL 3)       (LEVEL 1)       (LEVEL 2)      (LEVEL 3)
                                     ------------      -----------      ------------     -----------    ------------    ------------
                                                     (IN THOUSANDS)                                    (IN THOUSANDS)
Assets:
  Investment Securities
     US Government Obligations         $   --          $ 35,560          $     --         $    --         $    --          $    --
     US Treasury Securities            $ 9,075         $     --          $     --         $    --         $    --          $    --
                                       -------         --------          --------         -------         -------          -------
     Total as sets on a recurring
       basis at fair value             $ 9,075         $ 35,560          $     --         $    --         $    --          $    --
                                       =======         ========          ========         =======         =======          =======

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                                 FAIR VALUE MEASUREMENTS                          FAIR VALUE MEASUREMENTS
                                                   AT DECEMBER 31, 2010                             AT DECEMBER 31, 2009
                                     ----------------------------------------------     --------------------------------------------
                                     QUOTED PRICES                                      QUOTED PRICES
                                       IN ACTIVE       SIGNIFICANT      SIGNIFICANT      IN ACTIVE      SIGNIFICANT     SIGNIFICANT
                                        MARKETS           OTHER            OTHER          MARKETS          OTHER           OTHER
                                     FOR IDENTICAL      OBSERVABLE      UNOBSERVABLE    FOR IDENTICAL    OBSERVABLE     UNOBSERVABLE
                                        ASSETS            INPUTS           INPUTS          ASSETS          INPUTS          INPUTS
                                       (LEVEL 1)        (LEVEL 2)         (LEVEL 3)       (LEVEL 1)       (LEVEL 2)      (LEVEL 3)
                                     ------------      -----------      ------------     -----------    ------------    ------------
                                                     (IN THOUSANDS)                                    (IN THOUSANDS)
Assets:
  Impaired loans                       $    --          $ 10,728           $    --         $    --        $ 10,542         $   --
  Other real Estate Owned                   --               830                --              --              --             --
    Total assets measured on a
     non-recurring basis
     at fair value                     $    --           $ 11,558           $   --         $    --         $ 10,542         $   --

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

(E)  BANK OWNED LIFE INSURANCE

The carrying value of Bank owned life insurance in the accompanying statements of financial condition approximates fair value.

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

(H) SUBORDINATED DEBENTURE

For variable rate subordinated debentures that reprice frequently and with no significant change in credit risk, fair value is based on carrying value.

(I) OFF-BALANCE SHEET INSTRUMENTS

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding. Therefore, these instruments have nominal value prior to funding. As required by ASC topic 825-10-65, the estimated fair value of financial instruments at December 31, 2010 and December 31, 2009 was as follows:

                                                       2010                                  2009
                                      --- ------------ ------ ------------- --- ------------ ------ -------------
                                          CARRYING            ESTIMATED         CARRYING            ESTIMATED
(IN THOUSANDS)                            AMOUNT              FAIR VALUE        AMOUNT              FAIR VALUE
                                      --- ------------ ------ ------------- --- ------------ ------ -------------
Financial assets:
    Cash and cash equivalents         $         9,031       $       9,031   $         4,742       $       4,742
    Investments held to maturity:
       Federal Agency Securities               32,706              31,643            39,019              38,340
       Mortgage-backed Securities               7,729               7,877             9,040               8,954
     Investments available for sale:
       Federal Agency Securities               35,560              35,560                 -                   -
       US Treasury Securities                   9,075               9,075                 -                   -
    Loans receivable                          242,856             265,397           238,424             266,399
    FHLB stock                                  1,435               1,435             1,572               1,572
    Bank Owned Life Insurance                   4,685               4,685             4,521               4,521
    Accrued interest receivable                 2,152               2,152             1,484               1,484
                                          ------------ ------ -------------     ------------ ------ -------------
          Total financial assets      $      345,229        $     366,855   $      298,802        $     326,012
                                          ------------        -------------     ------------        -------------
Financial Liabilities:
    Checking Accounts                 $        59,625       $      59,625   $        56,783       $      56,783
    Statement savings accounts                  3,203               3,203             3,430               3,430
    Money market demand accounts               10,248              10,248            19,658              19,658
    Index Accounts                            115,697             115,697            56,761              56,761
    Certificates of deposit                   113,497             112,495           112,861             111,908
    FHLB Borrowings                            25,000              25,000            29,883              29,883
    Line Borrowings                             4,877               4,877             4,672               4,672
    Subordinated Debt                           3,000               3,000             3,000               3,000
    Accrued interest payable                      187                 187               222                 222
                                          ------------ ------ -------------     ------------ ------ -------------
          Total financial liabilities $       335,334        $    334,332   $       287,270        $    286,317
                                          ------------        -------------     ------------        -------------
                                          CONTRACT            ESTIMATED         CONTRACT            ESTIMATED
                                           VALUE              FAIR VALUE         VALUE              FAIR VALUE
                                      --- ------------ ------ ------------- --- ------------ ------ -------------
Off-balance sheet instruments:
    Commitments to extend credit      $         58,051      $             - $         45,684      $             -
                                          ------------        -------------     ------------        -------------


(11) INCOME TAXES

The Company is subject to U.S. federal income tax as well as income tax of the state of NJ. Income tax expense (benefit) for the years ended December 31, 2010 and 2009 consisted of the following:

(IN THOUSANDS)                              2010           2009
                                        --- ---------- --- ---- -----
Federal:
    Current                             $        998   $        170
    Deferred                                    (111)          (595)
State:
    Current                                      346             61
    Deferred                                     (13)           (97)
                                        --- ---------- --- ---- -----
                                        $       1,220  $        (461)
                                            ----------     ---- -----

The following is a reconciliation between expected tax benefit at the statutory rate of 34% and actual tax expense:

(IN THOUSANDS)                                      2010         2009
                                                --- -------- --- ---- -----
At federal statutory rate                       $     1,067  $        (349)
Adjustments resulting from:
    State tax, net of federal benefit                   207            (56)
    Bank owned life insurance                           (56)           (59)
    Other                                                 2              3
                                                    --------     ---- -----
                                                $     1,220  $        (461)
                                                    --------     ---- -----

A summary of deferred tax assets and liabilities of the Company at December 31, 2010 and 2009, are as follows:

(IN THOUSANDS)                                              2010            2009
                                                     ----------- ------ --- ---- ------
Deferred tax assets:
    Book bad debt reserves -- loans                  $           1,528  $        1,371
    NJ depreciation                                                 10              16
    Unrealized loss on available for sale securities             1,322               -
    Accrued Bonus                                                   38               -
    Deferred Compensation                                          143              81
    Stock Options                                                   69              15
    Fraud/Forgery/Uninsured losses                                   1               -
    Organization costs                                               2              16
                                                     ----------- ------     ---- ------
          Total deferred tax assets                              3,113           1,499
                                                     ----------- ------     ---- ------
Deferred tax liabilities:
     Tax bad debts                                                (89)             (65)
     Deferred loan costs                                         (294)            (239)
    Depreciation                                                 (130)             (41)
                                                     ----------- ------     ---- ------
          Total deferred tax liabilities                         (513)            (345)
                                                     ----------- ------     ---- ------
Net deferred tax asset                               $           2,600  $        1,154
                                                                 ------     ---- ------

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

The Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2009 were open for examination as of December 31, 2010.

(12) OPERATING LEASES

At December 31, 2010, the Bank was obligated under non-cancelable operating leases, which generally include options to renew, for the Bank's premises in Medford, Burlington, Marlton and Mt. Laurel, New Jersey and for certain equipment.

Future minimum payments, including anticipated renewals, under these leases for the years 2011 through 2015 and thereafter are as follows (in thousands):

                    2011                $    348
                    2012                     341
                    2013                     258
                    2014                     258
                    2015 and thereafter      796
                                            -----
                    Total               $   2,001
                                            -----

Total lease expense for all leases for the years ended December 31, 2010 and 2009 was $292 thousand and $322 thousand, respectively.

(13) COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit to meet the financing needs of its customers. Commitments issued to potential borrowers of the Bank amounted to approximately $58.1 million at December 31, 2010 and $45.7 million at December 31, 2009. At December 31, 2010 $56.9 million in commitments were at variable rates while $1.2 million were at fixed rates. Such commitments have been made in the normal course of business and at current prevailing market terms. The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate.

LEGAL PROCEEDINGS

At December 31, 2010 and 2009, the Company was neither engaged in any existing nor aware of any significant pending legal proceedings. From time to time, the Company is a party to litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Company's financial condition or results of operation. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Company.

(14) RELATED PARTY TRANSACTIONS

At December 31, 2010 and 2009 and for the periods then ended, the Bank has made no extensions of credit to any director or officer of the Bank.

The Company obtained certain legal, engineering and 401(k) plan investment services from other entities which are or were affiliated with directors of the Company. Such aggregate services amounted to fees of $3 thousand for the year ended December 31, 2010 and $1 thousand for the year ended December 31, 2009. In management's opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

(15) STOCK OPTION PLAN

In April 2000, the Bank's Shareholders approved the Bank's 2000 Stock Option Plan A and Plan B (together the "Stock Option Plans"). Pursuant to the Stock Option Plans, a total of 77,382 shares of common stock have been reserved for issuance upon exercise of stock options to be granted to officers, directors, key employees and other persons from time to time.

In May 2000, options to purchase a total of 73,467 shares of common stock were granted under the Stock Option Plans at an exercise price of $10.00 per share, of which 51,800 shares became vested immediately and 21,667 shares became vested on a one-third per year basis, with one-third being immediately vested. In July 2001, options to purchase a total of 1,600 shares of common stock were granted at an exercise price of $10.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In August 2004, options to purchase a total of 2,250 shares of common stock were granted at an exercise price of $12.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In October 2007, options to purchase a total of 2,430 shares of common stock were granted at an exercise price of $10.10 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In March 2008, options to purchase a total of 1,750 shares of common stock were granted at an exercise price of $8.05 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In July 2009, options to purchase a total of 45,000 shares of common stock were granted at an exercise price of $5.00 per share, with vesting on a one-third per year basis beginning on July 16, 2010. In January 2010, options to purchase a total of 111,000 shares of common stock were granted at an exercise price of $4.50 per share, with vesting on a one-third per year basis beginning on January 21, 2011.

All options expire ten years from the date of the grant. The exercise price of each option equals the market price of the Company's common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The fair value of options granted in 2010 was $2.61 and fair value of options granted in 2009 was $2.88. Significant assumptions used in the model for 2010 grants included a risk-free interest rate of 3.76%; an expected life of ten years; and expected volatility of 41%. Assumptions used in the model for 2009 grants included a risk-free interest rate of 3.59%; an expected life of five years; and expected volatility of 41%.

The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at December 31, 2010 is $264 thousand which will be recognized over the next three years.

A summary status of the Company's Stock Option Plans as of December 31, 2010 and 2009 and the changes during the years ended is as follows:

                                             2010                      2009
                                    -------- ----- ---------- -------- ----- ----------
                                                   WEIGHTED                  WEIGHTED
                                                   AVERAGE                   AVERAGE
                                    SHARES           PRICE    SHARES           PRICE
                                    -------- ----- ---------- -------- ----- ----------
Outstanding, beginning of year       112,054      $      7.36  67,899      $       8.63
Granted                              111,000             4.50  45,000              5.00
Forfeited                             19,022             4.63     845              8.67
Expired                               62,841             8.86        -                -
                                    -------- ----- ---------- -------- ----- ----------
Outstanding, end of year            141,191      $       4.76 112,054      $       7.36
                                    ======== ===== ========== ======== ===== ==========
Options exercisable at December 31,   18,691     $       5.69  66,537      $       8.86
                                    ======== ===== ========== ======== ===== ==========


There were no options exercised during the years ended December 31, 2010 and 2009.

A summary status of all stock options outstanding and exercisable for the Stock Option Plans as of December 31, 2010, segmented by range of exercise prices is as follows:

                             OUTSTANDING                          EXERCISABLE
               ---------- --------------- ----------- ----------- --------------
                                           WEIGHTED
                                           AVERAGE
                             WEIGHTED     REMAINING                 WEIGHTED
               NUMBER OF      AVERAGE     CONTRACTUAL NUMBER OF      AVERAGE
                SHARES     EXERCISE PRICE    LIFE       SHARES    EXERCISE PRICE
               ---------- --------------- ----------- ----------- --------------
Stock Options:
$4.50 - $9.40   141,191      $ 4.76        6.5 years     18,691     $  5.69


In 2010, the Company had stock based compensation expense of $137 thousand compared to an expense of $23 thousand in 2009. The Company recorded a tax benefit from stock based compensation of $54 thousand and $9 thousand during the years ended December 31, 2010 and December 31, 2009, respectively.

(16) PRIVATE PLACEMENT COMMON STOCK OFFERING AND PREFERRED STOCK ISSUANCE

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants. As part of the offering, one warrant was issued for each share of common stock, no par value, sold in stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of common stock for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

In December 2009, the Company authorized the establishment of 1 million shares of no par value, $1 thousand stated value Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the state value plus any dividends declared but unpaid. The preferred shares have priority with regard to dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

(17) DEFERRED COMPENSATION PLANS

 Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (the "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $156 thousand and $96 thousand in deferred compensation expense during the years ended December 31, 2010 and 2009, respectively.

(18) REGULATORY MATTERS

 The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it was subject.

 As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action.

The Bank's actual capital amounts and ratios at December 31, 2010 and 2009 are presented in the following table:

                                                                         TO BE WELL CAPITALIZED
                                                  FOR CAPITAL ADEQUACY  UNDER PROMPT CORRECTIVE
                                   ACTUAL               PURPOSES           ACTION PROVISIONS
                           -------------- ------ --------------- ------ -----------------------
 (DOLLARS IN THOUSANDS)    AMOUNT         RATIO  AMOUNT          RATIO  AMOUNT     RATIO
                           -------------- ------ --------------- ------ ---------- ------------
At December 31, 2010:
   Total Capital (to risk
      weighted assets)     $ 31,130       11.2 % $ 22,236         8.0 % $   27,795   10.0 %
   Tier I Capital (to risk
      weighted assets)     $ 24,599        8.9 % $ 11,118         4.0 % $   16,677    6.0 %
   Tier I Capital (to
      average assets)      $ 24,599        6.9 % $ 14,342         4.0 % $   17,928    5.0 %
At December 31, 2009:
   Total Capital (to risk
   weighted assets)        $ 27,902       10.7 % $ 20,837         8.0 % $   26,046   10.0 %
Tier I Capital (to risk
  weighted assets)         $ 22,248        8.6 % $ 10,418         4.0 % $   15,628    6.0 %
Tier I Capital (to
  average assets)          $ 22,248        7.3 % $ 12,215         4.0 % $   15,269    5.0 %

(19) DIVIDEND POLICY

The future dividend policy of the Company is subject to the discretion of the Board of Directors and will be dependent upon a number of factors, including operating results, financial condition and general business conditions. As a practical matter, unless the Company establishes subsidiaries or operations other then the Bank, dividends from the Bank will be the sole source of income to the Company out of which dividends may be paid. Therefore the ability of the Company to pay dividends is subject to any legal restrictions on the ability of the Bank to pay dividends to the Company. Under New Jersey law, the directors of a New Jersey state-chartered bank, such as the Bank, are permitted to declare dividends on common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have surplus (additional paid- in capital) of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank's surplus.

(20) SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing date of this report, and has determined that there were no recognized subsequent events to report in the December 31, 2010 financial statements. However, the Company did identify non-recognized events for which disclosure in the December 31, 2010 financial statements was required. In March 2011, the Company was informed that three borrowers, whose loans were classified as impaired at December 31, 2010 and for which the Company has established adequate reserves, had filed for protection under the US bankruptcy code. The Company has determined that the bankruptcy filings represent sufficient evidence that the Company will incur the losses that had been reserved for as of December 31, 2010. As such, the Company will record $1.6 million in charge-offs in the first quarter of 2011. These charge-offs will also be considered by the Company in the analysis of historical losses within the respective portfolios and will result in an increased provision in the first quarter of 2011.

On March 17, 2011 the Company declared an 8% common stock dividend payable May 16, 2011 to shareholders of record as of the close of business on April 15, 2011. This stock dividend will result in per share data and per share amounts being retroactively adjusted to account for the 8% increase as of the April 15, 2011. This would result in adjusted basic and diluted earnings per share of $0.91 for the year ended December 31, 2010.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that as of such date, the Company's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Company is recorded, processed, summarized and reported in a timely manner.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal
Control-Integrated Framework. Based on this assessment using the COSO criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          CODE OF ETHICS. The Company has adopted a Code of Ethics for the Company's chief executive officer and principal financial and accounting officers. A copy of the Code of Ethics can be found on the Company's internet website at www.cornerstonebank.net. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within four business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth summary information regarding the Company's equity compensation plans:

                                                                                            (C)
                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                            (A)                     (B)              FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                  ISSUED UPON EXERCISE OF     EXERCISE PRICE OF        PLANS (EXCLUDING
                                   OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     SECURITIES REFLECTED
    AS OF DECEMBER 31, 2010       WARRANTS, AND RIGHTS (#)  WARRANTS AND RIGHTS ($)    IN COLUMN (A))
-------------------------------- -------------------------- ----------------------- -----------------------
Equity compensation plans
approved by security holders (1)         223,054                   $5.85                       405
Equity compensation plans not
approved by security holders                -                         -                         -
                                 -------------------------- ----------------------- -----------------------
                          Total          223,054                   $5.85                       405
                                 -------------------------- ----------------------- -----------------------

(1) Represents shares of the Company's common stock which may be issued upon the exercise of options granted under the Company's 2000 Stock Option Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          The information contained under the sections captioned "Certain Business Relationships," "Corporate Governance -- Director Independence," "Corporate Governance -- Audit Committee" and "Corporate Governance --Compensation Committee" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the section captioned "Relationship with Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS

     (a) FINANCIAL STATEMENTS. Listed below are all financial statements filed as part of this report.

   1. The statements of financial condition of the Company as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2010 and 2009, together with the related notes.

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

   10.(f) Loan Agreement with Atlantic Central Bankers Bank ("ACBB") dated
          February 17, 2009 (2)

   10.(g) Line of Credit Note with ACBB dated February 17, 2009 (2)

   10.(h) Stock Pledge Agreement with ACBB dated February 17, 2009 (2)

   10.(i) Amendment to the Employment Agreement by and between the Bank and Eugene D. D'Orazio dated February 19, 2010(3).


   21     Subsidiaries of the Registrant

   31.1 CEO Certification required under section 302 of Sarbanes -- Oxley Act of 2002

   31.2 CFO Certification required under section 302 of Sarbanes -- Oxley Act of 2002

   32.1 CEO Certification required under section 906 of Sarbanes -- Oxley Act of 2002

   32.2 CFO Certification required under section 906 of Sarbanes -- Oxley Act of 2002


          (1)Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

          (2)Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2009.

          (3)Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 22, 2010.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CORNERSTONE BANK

March 30, 2011 By:                         /s/ George W. Matteo, Jr.
                                           -------------------------------------
                                           George W. Matteo, Jr.
                                           Chairman of the Board
                                           President and Chief Executive Officer

Date: March 30, 2011

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.


/s/ George W. Matteo, Jr.             /s/ Keith Winchester
------------------------------------- ------------------------------------------
George W. Matteo, Jr.                 Keith Winchester
Chairman of the Board,                Executive Vice President and
President and Chief Executive Officer Chief Financial Officer
(Principal Executive Officer)         (Principal Financial and Accounting
                                      Officer)


/s/ J. Richard Carnall                /s/ J. Mark Baiada
------------------------------------- ------------------------------------------
J. Richard Carnall                    J. Mark Baiada
Vice Chairman                         Director


/s/ Susan Barrett.                    /s/ Gaetano P. Giordano.
------------------------------------- ------------------------------------------
Susan Barrett                         Gaetano P. Giordano
Director                              Director


/s/ Robert A. Kennedy, Jr.             /s/ Ronald S. Murphy
------------------------------------- ------------------------------------------
Robert A. Kennedy, Jr.                Ronald S. Murphy
Director                              Director

/s/ Bruce Paparone
-------------------------------------
Bruce Paparone
Director