Form 10-Q
period 2011-03-31
Cornerstone Financial Corp
filed 2011-05-13
CIK 1448324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
             For the quarterly period ended March 31, 2011
                                            ------------------
                                      -OR-
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
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

Large accelerated filer [ ]                Accelerated filer [ ]

Non-accelerated filer   [ ]                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES     NO X
                                     ---   ---

As of May 12, 2011 there were 1,954,428 outstanding shares of the registrant's Common Stock.

CORNERSTONE FINANCIAL CORPORATION

                                    CONTENTS

                                                                           PAGES
                                                                           -----
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements .................................  1
     Consolidated Statements of Financial Condition at
      March 31, 2011 (unaudited) and December 31, 2010 ......................  1

     Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 2010 and 2009 ....................  2

     Consolidated Statement of Changes in Stockholders' Equity
       (unaudited) for the three months ended March 31, 2011 ................  3

     Consolidated Statements of Cash Flows (unaudited) for the
      three months ended March 31, 2011 and 2010 ............................  4

     Notes to Consolidated Financial Statements (unaudited) .................  5

  Item 2. Management's Discussion and Analysis or Plan of Operation ......... 18

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ........ 28

  Item 4. Controls and Procedures ........................................... 28

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings ................................................. 29

  Item 1A. Risk Factors ..................................................... 29

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....... 29

  Item 3. Defaults upon Senior Securities ................................... 29

  Item 4. Submission of Matters to a Vote of Security Holders ............... 29

  Item 5. Other Information ................................................. 29

  Item 6. Exhibits .......................................................... 29

Signatures .................................................................. 30

Exhibit 31.1 ................................................................ 31

Exhibit 31.2 ................................................................ 32

Exhibit 32.1 ................................................................ 33

Exhibit 32.2 ................................................................ 34


PART I. FINANCIAL INFORMATION
Item 1 -- Consolidated Financial Statements

                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)                                     March 31, 2011        December 31, 2010
                                                                  --- --------------------- -----------------
Assets:                                                                   (unaudited)
Cash and due from banks                                           $                 5,786   $     5,331
Federal funds sold                                                                 10,000         3,700
                                                                      --------------------- --- -------------
     Cash and cash equivalents                                                     15,786         9,031
                                                                      --------------------- --- -------------
Investment securities:
 Held to maturity (fair value 2011 - $39,726; 2010 - $39,520)                      40,158        40,435
 Available for sale (amortized cost 2011-$47,946; 2010- $47,945)                   44,780        44,635
Loans receivable                                                                  238,002       242,856
     Less allowance for loan losses                                                 2,962         3,826
                                                                      --------------------- --- -------------
          Loans receivable, net                                                   235,040       239,030
                                                                      --------------------- --- -------------
Federal Home Loan Bank stock                                                        1,435         1,435
Premises and equipment, net                                                         7,773         7,806
Accrued interest receivable                                                         1,930         2,152
Bank owned life insurance                                                           4,725         4,685
Deferred taxes                                                                      2,149         2,600
Other Real Estate Owned                                                               830           830
Other assets                                                                        1,589         1,378
                                                                      --------------------- --- -------------
 Total Assets                                                     $               356,195    $  354,017
                                                                      ===================== === =============
Liabilities:
Non-interest bearing deposits                                     $                28,069    $   40,514
Interest bearing deposits                                                         169,106       148,259
Certificates of deposit                                                           106,998       113,497
                                                                      --------------------- --- -------------
     Total deposits                                                               304,173       302,270
                                                                      --------------------- --- -------------
Advances from the Federal Home Loan Bank                                           25,000        25,000
Line of Credit                                                                      4,929         4,877
Subordinated debt                                                                   3,000         3,000
Other liabilities                                                                   1,147         1,122
                                                                      --------------------- --- -------------
 Total Liabilities                                                                338,249       336,269
                                                                      --------------------- --- -------------
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Preferred stock:
$0 par value; $1,000 per share stated value, authorized 1,000,000 shares; issued and outstanding 1,900 at March 31, 2011 and
December 31, 2010 respectively                                                      1,900        1,900
Common stock:
$0 par value: authorized 10,000,000 shares; issued and
outstanding 1,954,428 at March 31, 2011 and 1,954,428 at
December 31, 2010                                                                        -            -
Additional paid-in capital                                                         17,631        16,727
Accumulated other comprehensive loss                                               (1,901)       (1,988)
Retained earnings                                                                     316         1,109
                                                                      --------------------- --- -------------
     Total Shareholders' Equity                                                    17,946        17,748
                                                                      --------------------- --- -------------
     Total Liabilities and Shareholders' Equity                   $               356,195    $  354,017
                                                                      ===================== === =============




See accompanying notes to consolidated financial statements


                         CORNERSTONE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended
                                                --- ------------------------------------------------
(In thousands, except per share data)               March 31, 2011             March 31,2010
                                                --- ---------------------- --- ---------------------
Interest Income                                       (Unaudited)               (Unaudited)
  Interest and fees on loans                      $                 3,385    $                3,373
  Interest on investment securities                                   886                       547
  Interest on federal funds                                             3                         2
                                                --- ---------------------- --- ---------------------
     Total interest income                                          4,274                     3,922
Interest Expense
  Interest on deposits                                                905                       938
  Interest on borrowings                                              176                       184
                                                --- ---------------------- --- ---------------------
     Total interest expense                                         1,081                     1,122

                                                --- ---------------------- --- ---------------------
  Net interest income                                               3,193                     2,800
  Provision for loan losses                                           953                       109
                                                --- ---------------------- --- ---------------------
  Net interest income after loan loss provision                     2,240                     2,691
                                                --- ---------------------- --- ---------------------
Non-Interest Income
  Service charges on deposit accounts                                  43                        49
  Bank owned life insurance income                                     40                        41
  Gain on sale of loans                                               156                        39
  Miscellaneous fee income                                             54                        25
                                                --- ---------------------- --- ---------------------
     Total non-interest income                                        293                       154
                                                --- ---------------------- --- ---------------------
Non-Interest Expense
  Salaries and employee benefits                                    1,377                     1,200
  Net occupancy                                                       367                       321
  Data processing and other service costs                             119                       100
  Professional services                                               158                       138
  Advertising and promotion                                            37                        26
  Other real estate owned expense                                      29                         9
  FDIC expense                                                        133                       109
  Other operating expenses                                            148                       167
                                                --- ---------------------- --- ---------------------
    Total non-interest expense                                      2,368                     2,070
                                                --- ---------------------- --- ---------------------
  Income before income taxes                                          165                       775
  Income tax expense                                                   56                       300
                                                --- ---------------------- --- ---------------------
Net income                                                            109                       475
  Preferred stock dividends                                            33                        33
                                                --- ---------------------- --- ---------------------
  Net income available to common
shareholders                                     $                     76  $                    442
                                                === ====================== === =====================
Earnings per share
  Basic                                         $                    0.04  $                   0.22  (1)
  Diluted                                       $                    0.04  $                   0.22  (1)
Weighted average shares outstanding
  Basic                                                             1,954                     1,954  (1)
  Diluted                                                           1,962                     1,954  (1)

(1) All share and per share amounts have been restated to reflect the 8.0% common stock dividend payable on May 16, 2011 to common shareholders of record as of April 15, 2011.

See accompanying notes to consolidated financial statements

CORNERSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands, except per share data)
                                                                                                     Accumulated
                                                                     Additional                          Other
                         Comprehensive    Preferred     Common        Paid-in       Accumulated     Comprehensive
                             Income        Stock         Stock        Capital        Earnings            Loss             Total
                         ------------- ------------     --------     ---------- --- ------------- -----------------     --------
Balance at
December 31, 2010                      $      1,900   $        - $     16,727    $        1,109   $        (1,988)    $ 17,748
                                       ============     ========     ==========     ============= =================     ========
Comprehensive
  income
Net Income           $        109            -                 -             -              109                   -        109
                         -------------
Unrealized gain on
securities available
for sale, net of tax           87                                                                               87          87
                         =============
Comprehensive
income               $        196
                         =============
Stock based
  compensation                               -                 -         35                   -                 -           35
Preferred Stock
  Dividend
($35 per share)                              -                 -          -                  (33)                  -       (33)
Declaration of 8%
  Common Stock
  Dividend                                   -                 -         869                (869)                   -           -
                                       ------------     --------     ----------     ------------- -----------------     --------
Balance at
  March 31, 2011                       $      1,900 $          - $    17,631    $            316  $         (1,901)  $  17,946
                                       ============     ========     ==========     ============= =================     ========

See accompanying notes to consolidated financial statements.

                              CORNERSTONE FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Three Months Ended
                                                                  --- -------------------------------------------------
(In thousands)                                                        March 31, 2011             March 31, 2010
                                                                  --- ---------------------- --- ----------------------
                                                                        (Unaudited)                (Unaudited)
Cash flows from operating activities:
          Net Income(loss)                                        $                     109   $                   475
          Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
          Provision for loan losses                                                     953                       109
          Depreciation                                                                  108                        94
          Amortization of premiums and discounts, net                                     9                        25
          Stock option expense                                                           35                        33
          Gain on sale of loans                                                        (156)                      (39)
          Deferred tax expense (benefit)                                                394                       (81)
          Income on Bank Owned Life Insurance                                           (40)                      (41)
          Decrease (increase) in accrued interest receivable
             and other assets                                                            11                        (4)
          Increase (decrease) in other liabilities                                       25                       (67)
                                                                  --- ---------------------- --- ----------------------

            Net cash provided by operating activities                                 1,448                       504
Cash flows from investing activities:
          Purchases of investments held to maturity                                       -                    (5,652)
          Purchases of securities available for sale                                      -                         -
          Repayment of investments held to maturity                                     267                     2,828
          Redemption (purchase) of FHLB Stock                                             -                       219
          Net decrease in loans                                                       3,193                     1,035
          Purchases of premises and equipment                                           (75)                      (24)
                                                                  --- ---------------------- --- ----------------------
            Net cash provided (used in) investing activities                          3,385                    (1,594)
Cash flows from financing activities:
          Net increase in deposits                                                    1,903                    20,294
          Proceeds from borrowings                                                       52                   242,650
          Principal payments on borrowings                                                 -                 (247,483)
          Cash dividend paid for preferred stock                                        (33)                      (33)
                                                                  --- ---------------------- --- ----------------------
            Net cash provided by financing activities                                 1,922                    15,428

          Net increase in cash and cash equivalents                                   6,755                    14,338
Cash and cash equivalents at the beginning of the period                              9,031                     4,742
                                                                  --- ---------------------- --- ----------------------
Cash and cash equivalents at the end of the period                                   15,786  $                 19,080
                                                                  === ====================== === ======================
Supplemental disclosures of cash flow information:
          Cash paid during the period for interest                $                   1,066  $                  1,137
          Cash paid during the period for income taxes                                   96                       126
          Net change in unrealized gain on securities, net of tax                        87                         -
Supplemental non-cash investing and financing activities:
         Unsettled AFS investment security                        $                       -  $                  1,000
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

Cornerstone Financial Corporation was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009. The statement of financial condition as of December 31, 2010 has been derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Cornerstone Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the United States Securities and Exchange Commission.

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

NOTE 3 - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, either any individual case or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved materially adverse to the Company.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding. Diluted earnings per share includes dilutive potential common shares as computed under the treasury stock method using average common stock prices.

All share and per share amounts have been restated to reflect the 8.0% common stock dividend, declared on March 17, 2011, and payable on May 16, 2011 to common shareholders of record as of April 15, 2011. This stock dividend resulted in the issuance of 144,772 additional shares and resulted in $869 thousand being transferred from retained earnings to additional paid in capital.

NOTE 5 -- STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) Topic 718 Stock Compensation. The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The Company had $229 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at March 31, 2011.

On July 16, 2009, options to purchase a total of 48,600 shares of common stock were granted with an exercise price of $4.63 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis beginning on July 16, 2010, with vesting accelerating in certain circumstances such as change in control of the Company. The exercise price of each option equals the market price of the common stock on the date of the grant.

On January 16, 2010, options to purchase a total of 119,880 shares of common stock were granted with an exercise price of $4.17 per share. These options will expire ten years from the date of the grant and vest on a one-third per year basis beginning on January 21, 2011, with vesting accelerating in certain circumstances such as change in control of the Company. The exercise price of each option equals the market price of the common stock on the date of the grant.

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at March 31, 2011 and December 31, 2010 is as follows (in thousands):

                                             March 31, 2011
                                                 Gross              Gross
                                                Unrealized       Unrealized          Fair
                                    Cost         Gains              Losses          Value
                                --- -------- --- -------------- --- ----------- --- ---------
Investments held to maturity:
Government agency obligations    $    32,707  $        51       $      (1,056)   $     31,702
Mortgage backed securities             7,451          123                    -          7,574
                                --- -------- --- -------------- --- ----------- --- ---------
Total                            $    40,158  $       174       $      (1,056)   $     39,276
                                --- -------- --- -------------- --- ----------- --- ---------
Investments available for sale:
Government agency obligations    $    38,056  $           -     $      (2,201)   $     35,855
US Treasury Securities                 9,890              -              (965)          8,925
                                --- -------- --- -------------- --- ----------- --- ---------
Total                            $    47,946  $           -     $      (3,166)  $      44,780
                                --- -------- --- -------------- --- ----------- --- ---------

                                              December 31, 2010
                                                 Gross              Gross
                                                Unrealized       Unrealized          Fair
                                    Cost         Gains              Losses          Value
                                --- -------- --- -------------- --- ----------- --- ---------
Investments held to maturity:
Government agency obligations    $    32,706   $        68      $      (1,131)  $      31,643
Mortgage backed securities             7,729           148                  -           7,877
                                --- -------- --- -------------- --- ----------- --- ---------
Total                            $    40,435   $       216      $      (1,131)  $      39,520
                                --- -------- --- -------------- --- ----------- --- ---------
Investments available for sale:
Government agency obligations    $    38,056   $          -     $      (2,496)  $      35,560
US Treasury Securities                 9,889              -              (814)          9,075
                                --- -------- --- -------------- --- ----------- --- ---------
Total                            $    47,945   $          -     $      (3,310)  $      44,635
                                --- -------- --- -------------- --- ----------- --- ---------

The following table sets forth information regarding the fair value and unrealized losses on the Company's temporarily impaired investment securities at March 31, 2011 and December 31, 2010 for the time periods shown (in thousands):

                                                          March 31, 2011
                                    Less than 12 months       12 months or longer                Total
                                --- --------------------- --- ------------------- --- --- ------------ -------
                                             Unrealized               Unrealized                  Unrealized
                                Fair Value     Losses     Fair Value     Losses       Fair Value     Losses
                                ------------ ------------ ----------- ----------- --- ----------- ------------
Investments held to maturity:
Government Agency Obligations   $   27,407   $   (1,056)   $        -  $          -   $   27,407   $ ( 1,056)
Investments available for sale:
Government agency obligations       35,855       (2,201)            -             -       35,855      (2,201)
US Treasury Securities               8,925         (965)                                   8,925        (965)
                                --- -------- --- -------- --- ------- ----------- --- --- ------- ---- -------
Total temporarily impaired
  investment securities         $   72,187   $   ( 4,222)  $        -  $          -   $   72,187   $   (4,222)
                                --- -------- --- -------- --- ------- ----------- --- --- ------- ---- -------

                                                               December 31, 2010
                                    Less than 12 months       12 months or longer                Total
                                --- --------------------- --- ------------------- --- --- ------------ -------
                                             Unrealized               Unrealized                  Unrealized
                                Fair Value     Losses     Fair Value     Losses       Fair Value     Losses
                                ------------ ------------ ----------- ----------- --- ----------- ------------
Investments held to maturity:
Government Agency Obligations   $   27,132    $    1,131   $        - $           -   $   27,132     $  1,131
Mortgage Backed Securities               -             -            -             -            -            -
Investments available for sale:
Government agency obligations   $   35,560    $    2,496  $         -  $          -   $   35,560   $    2,496
US Treasury Securities               9,075           814            -             -        9,075          814
                                --- -------- --- -------- --- ------- ----------- --- --- ------- ---- -------
Total temporarily impaired
  investment securities         $   71,767   $     4,441   $        -  $          -   $   71,767  $     4,441
                                --- -------- --- -------- --- ------- ----------- --- --- ------- ---- -------

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

Other Comprehensive Income (Loss)

The change in other comprehensive income (loss) components and related tax benefit are as follows for the three months ended March 31, 2011. The Company had no unrealized gains or losses on available for sale securities at March 31, 2010. (In thousands):

                                                                        March 31,
                                                                          2011
                                                      ------------ --- ------------- --- ------------
                                                      Before-Tax                         Net-of-Tax
Unrealized gain on securities available for sale:      Amount          Tax Benefit        Amount
                                                      ------------     -------------     ------------
Unrealized holding gain arising during the year   $            144 $            (57) $             87
                                                      ------------     -------------     ------------
Other comprehensive income                        $            144 $            (57) $             87
                                                      ------------     -------------     ------------

NOTE 7 -- LOANS RECEIVABLE

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

Loans receivable consist of the following (in thousands):
                                                              March 31, 2011       December 31, 2010
--------------------------------------------------------- --- -------------------- -----------------
    Commercial                                            $                94,883   $   95,441
    Real estate -- commercial                                             109,211      112,217
    Real estate -- residential                                             13,463       14,780
    Construction                                                           13,515       13,177
    Consumer loans                                                          7,143        7,450
    Net deferred loan fees                                                   (213)        (209)
                                                          --- -------------------- --- -------------
                                                                          238,002      242,856
    Allowance for loan losses                                              (2,962)      (3,826)
                                                          --- -------------------- --- -------------
         Loans receivable, net                            $               235,040   $  239,030
                                                          --- -------------------- --- -------------

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds for most loans. At March 31, 2011, the loans-to-one-borrower limitation was approximately $4.6 million; this excludes an additional 10% of capital funds, or approximately $3.0 million which may be loaned if collateralized by readily marketable securities. At March 31, 2011, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank's loans-to-one-borrower limitation of 15% of capital funds.

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

Non Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. At March 31, 2011 the Company had thirteen loan relationships totaling $10.1 million in non-accrual loans compared to twelve relationships totaling $9.8 million in non-accrual loans at December 31, 2010 The Company recognized no interest income on non-accrual loans during the three month period ended March 31, 2011 as compared to $17 thousand for the three month period ended March 31, 2010.

The following table represents loans by credit quality indicator at March 31, 2011.

       \
(In thousands)                           Special                       Non
                                         Mention      Classified   Performing
                            Pass          Loans         Loans         Loans        Total
                         -----------     ------------ ------------ ------------- ----------
Commercial               $ 89,837    $         838      $ 3,013      $ 1,112     $ 94,800
Real Estate, Commercial    99,208            2,175            -        7,702      109,085
Real Estate, Residential   12,489                -            -          964       13,453
Construction               13,485                -            -            -       13,485
Consumer                    6,598              243           50          288        7,179
                         ----------- --- ------------ ------------ ------------- ----------
Total Loans              $221,617   $        3,256    $   3,063      $10,066    $ 238,002
                         =========== === ============ ============ ============= ==========

The following table represents loans by credit quality indicator at December 31, 2010.

 (In thousands)                                                   Special                          Non
                                                                  Mention      Classified     Performing
                                                     Pass          Loans         Loans            Loans          Total
                                                   ---------      ------------ --------------     ----------     --------
 Commercial                                     $     93,209    $        845   $           -  $       1,296   $   95,350
 Real Estate, Commercial                             101,718           2,175               -          8,213      112,106
 Real Estate, Residential                             13,596               -           1,170              -       14,766
 Construction                                         13,145               -               -              -       13,145
 Consumer                                              6,905             244              51            289        7,489
                                               --- --------- ---- --- -------- --- ---------- --- ---------- --- --------
 Total Loans                                    $   228,572     $      3,264   $      1,221   $       9,798   $  242,856
                                               === ========= ==== === ======== === ========== === ========== ============

The following table represents past-due loans and leases as of March 31, 2011.

 (In thousands)                30-89 Days         90 Days or       Total Past
                                Past Due           more Past        Due and      Accruing         Non-
                                and Still          Due and            Still        Current      Accrual      Total Loan
                                Accruing        Still Accruing     Accruing      Balances      Balances       Balances
                               --------------- ------------------ ------------ -------------- -------------- ------------
 Commercial                $           1,179   $             634   $    1,813   $     93,688   $     1,112   $    94,800
 Real Estate, Commercial                   -                   -            -        101,383         7,702       109,085
 Real Estate, Residential                  -                   -            -         12,489           964        13,453
 Construction                            556                   -          556         13,485             -        13,485
 Consumer                                  -                 243          243          6,891           288         7,179
                           --- --------------- --- --------- ---- --- -------- --- ---------- --- ---------- --- --------
 Total Loans and Leases    $           1,735   $             877    $   2,612   $    227,936   $    10,066    $  238,002
                           === =============== === ========= ==== === ======== === ========== === ========== === ========
 Percentage of Total loans              0.73%               0.37%        1.10%         95.77%         4.23%

The following table represents past-due loans and leases as of December 31, 2010.
 (In thousands)

                               30-89 Days         90 Days or       Total Past
                                Past Due           more Past        Due and      Accruing          Non-
                                and Still          Due and            Still        Current        Accrual     Total Loan
                                Accruing        Still Accruing      Accruing     Balances       Balances       Balances
                               --------------- ------------------ ------------ -------------- -------------- ------------
 Commercial                $             209   $             634    $     843   $     94,054   $      1,296   $   95,350
 Real Estate, Commercial                   -                   -            -        103,893          8,213      112,106
 Real Estate, Residential                  -                 244          244         14,766              -       14,766
 Construction                              -                   -            -         13,145              -       13,145
 Consumer                                  -                   -            -          7,200            289        7,489
                           --- --------------- --- --------- ---- --- -------- --- ---------- --- ---------- --- --------
 Total Loans               $             209   $             878    $   1,087   $    233,058   $      9,798   $  242,856
                           === =============== === ========= ==== === ======== === ========== === ========== === ========
 Percentage of Total loans              0.09%               0.36%        0.45%         95.97%          4.03%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At March 31, 2011, the Company had eighteen impaired loan relationships totaling $11.0 million (included within the non-accrual loans discussed above) in which $3.8 million in impaired loans had a related allowance for credit losses of $1.1 million and $7.2 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $11.4 million as of March 31, 2011, and interest income recorded on impaired loans during the three months ended March 31, 2011 totaled $13 thousand, as compared to $30 thousand for the three months ended March 31, 2010.

At March 31, 2011 the Company had two loan relationships totaling $877 thousand which were delinquent ninety days or more and still accruing interest. At December 31, 2010, the Company two loan relationships totaling $878 million which were delinquent ninety days or more and still accruing interest.

The following table represents data on impaired loans at March 31, 2011 and March 31, 2010.


  (In thousands)                                                                                 2011              2010
                                                                                               --------------- --- -----------
  Impaired loans for which a valuation allowance has been provided                             $    3,781      $    3,214
  Impaired loans for which no valuation allowance has been provided                                 7,212           4,298
                                                                                               --- ----------- --- -----------
  Total Loans determined to be impaired                                                            10,993           7,512
                                                                                               === =========== === ===========
  Allowance for loan losses related to impaired loans                                               1,096           1,507
                                                                                               === =========== === ===========
  Average recorded investment in impaired loans                                                    11,391           8,443
                                                                                               === =========== === ===========
  Cash basis interest income recognized on impaired loans                                       $      13      $       30
                                                                                               === =========== === ===========

The following table presents impaired loans by portfolio class at March 31, 2011

                                                                                                                    Interest
(In thousands)                                                                                 Average               Income
                                                                 Unpaid         Related         Annual             Recognized
                                                 Recorded       Principal      Valuation        Recorded               While
                                                Investment      Balance        Allowance       Investment            Impaired
                                                -------------- --------------- --------------- ---------------     ---------------
  Impaired loans with a valuation allowance:
  Commercial                                    $      1,069   $       1,069   $         392   $       1,070       $           -
  Real Estate, Commercial                              1,551           1,551             520           1,806                   -
  Real Estate, Residential                               964             964              86           1,104                   -
  Construction                                             -               -               -               -                   -
  Consumer                                               197             197              98             198                   -
                                                ----- -------- ---- ---------- --- ----------- --- ----------- --- ----------- ---
  Subtotal                                             3,781           3,781           1,096           4,178                   -
                                                ----- -------- ---- ---------- --- ----------- --- ----------- --- ----------- ---
  Impaired loans with no valuation allowance:
  Commercial                                             676             676                 -           676                   11
  Real Estate, Commercial                              6,151           6,151                 -         6,152                    -
  Real Estate, Residential                                  -                -               -              -                   -
  Construction                                              -                -               -              -                   -
  Consumer                                               385             385                 -           385                    2
                                                ----- -------- ---- ---------- --- ----------- --- ----------- --- ----------- ---
  Subtotal                                             7,212           7,212                 -         7,213                   13
                                                ----- -------- ---- ---------- --- ----------- --- ----------- --- ----------- ---
  Total Impaired loans:
  Commercial                                           1,745           1,745             392           1,746                   11
  Real Estate, Commercial                              7,702           7,702             520           7,958                    -
  Real Estate, Residential                               964             964              86           1,104                    -
  Construction                                            -                -               -              -                     -
  Consumer                                               582             582              98             583                    2
                                                ----- -------- ---- ---------- --- ----------- --- ----------- --- ----------- ---
  Total                                         $     10,993   $      10,993   $       1,096   $      11,391       $           13
                                                ===== ======== ==== ========== === =========== === =========== === =========== ===

The following table presents impaired loans by portfolio class at December 31, 2010.

                                                                                                         Interest
(In thousands)                                                                         Average            Income
                                                           Unpaid       Related         Annual          Recognized
                                             Recorded     Principal     Valuation      Recorded            While
                                            Investment    Balance       Allowance     Investment         Impaired
                                            ------------ -------------- ------------- ---------------- ---------------
Impaired loans with a valuation allowance:
Commercial                                  $    1,198   $      1,198   $       962   $          1,209   $         6
Real Estate, Commercial                          2,060          2,060         1,020              2,064             -
Real Estate, Residential                             -              -             -                 -              -
Construction                                         -              -             -                 -              -
Consumer                                           199            199            99                200             5
                                            --- -------- --- ---------- ------------- --- ------------ --- -----------
Subtotal                                         3,457          3,457         2,081              3,473            11
                                            --- -------- --- ---------- ------------- --- ------------ --- -----------
Impaired loans with no valuation allowance:
Commercial                                         732            732               -            1,341             2
Real Estate, Commercial                          6,153          6,153               -            7,085            10
Real Estate, Residential                             -              -               -               -              -
Construction                                         -              -               -               -              -
Consumer                                           385            385               -              381            13
                                            --- -------- --- ---------- ------------- --- ------------ --- -----------
Subtotal                                         7,271          7,271               -            8,807            25
                                            --- -------- --- ---------- ------------- --- ------------ --- -----------
Total Impaired loans:
Commercial                                       1,930          1,930           962              2,550             8
Real Estate, Commercial                          8,213          8,213         1,020              9,149            10
Real Estate, Residential                             -              -             -                 -              -
Construction                                         -              -             -                 -              -
Consumer                                           584            584            99                581            18
                                            --- -------- --- ---------- ------------- --- ------------ --- -----------
Total                                       $   10,728   $     10,728   $     2,081    $        12,280    $       36
                                            === ======== === ========== ============= === ============ === ===========

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

The following table provides information regarding risk elements in the loan portfolio as of March 31, 2011 and December 31, 2010

(In thousands)                                              March 31, 2011     December 31, 2010
                                                        ------------------     ---------------------
Non-performing assets:
Loans past due 90 days or more and accruing
Commercial                                              $     634           $                    634
Consumer                                                      243                                244
                                                        --- -------------- --- ---------------------
      Total loans past due 90 days or more and accruing       877                                878
                                                        --- -------------- --- ---------------------
Non-accrual loans:
Commercial                                                  1,112                              1,296
Commercial real estate                                      7,702                              8,213
Residential Real Estate                                       964                                  -
Consumer                                                      288                                289
                                                        --- -------------- --- ---------------------
      Total non-accrual loans                              10,066                              9,798
Impaired loans                                                 50                                 51
                                                        --- -------------- --- ---------------------
Total non-performing loans                                 10,116                              9,849
Real estate owned                                             830                                830
                                                        --- -------------- --- ---------------------
      Total non-performing assets                       $  11,823                             11,557
                                                        --- -------------- --- ---------------------
Non-performing loans as a percentage of loans                4.25%                              4.06%
                                                        --- -------------- --- ---------------------
Non-performing assets as a percentage of loans and
 real estate owned                                           4.97%                              4.76%
                                                        --- -------------- --- ---------------------
Non-performing assets as a percentage of total assets        3.32%                              3.26%
                                                        --- -------------- --- ---------------------

During the period ended March 31, 2011 the Company experienced a $268 thousand net increase in non-accrual loans. This change reflects the downgrading of four loan relationships to non-accrual status totaling $2.1 million partially offset by total charge offs of four loans relationships representing nine loans in the amount of $1.8 million during the three month period ended March 31, 2011. The downgraded loans consisted of two relationships representing residential mortgages loans totaling $964 thousand and two commercial relationships representing six loans totaling $1.1 million.

The following table sets forth with respect to the Bank's allowance for losses on loans:

 (In thousands)                                         March 31, 2011          March 31, 2010
                                                    ---------------------     ---------------------
 Balance at beginning of year                       $     3,826               $               3,432
 Provision:
 Commercial                                                 943                                 109
 Commercial real estate                                   (344)                                  -
 Residential real estate                                    323                                  -
 Consumer                                                    31                                  -
                                                    --- ----------------- --- ---------------------
                                 Total Provision            953                                 109
 Charge-offs:
 Commercial                                               1,536                                  -
 Residential real estate                                    281                                  -
 Recoveries                                                   -                                  -
                              Total Net Charge-offs       1,817                                  -
                                                    --- ---------------- ===  =====================
 Balance at end of period                           $     2,962               $               3,541
                                                    --- ---------------- ===  =====================
 Period-end loans outstanding                       $   238,002               $             237,428
                                                    --- ---------------- ===  =====================
 Average loans outstanding                          $   239,449               $             235,172
                                                    --- ---------------- ===  =====================
 Allowance as a percentage of period-end loans           1.24%                                 1.51%
 Net charge-offs as a percentage of average loans        0.76%                                 0.00%

Additional details for changes in the allowance for loan and leases by loan portfolio as of March 31, 2011 are as follows:

                                                     Commercial   Residential
Allowance for Loan and Lease Losses      Commercial   Real Estate Real Estate  Consumer         Total
---------------------------------------- ----------- ------------ ----------- -------------     --------
Beginning Balance, December 31, 2010     $    1,743  $   1,527    $    417    $         139  $    3,826
    Charge-off                               (1,536)          -       (281)               -      (1,817)
    Provision                                   943       (344)        323               31         953
                                         --- ------- --- -------- --- ------- ------------- --- --------
Ending Balance                           $    1,150  $   1,183    $    459    $         170  $    2,962
                                         === ======= === ======== === ======= ============= === ========

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company's allowance for loan loss the Company maintains a Criticized Asset Committee ("CAC") consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2011, the Company maintained an allowance for loan loss ratio of 1.24% to period end loans outstanding. On a linked basis, our non-performing assets have increased by $266 thousand over their stated levels at December 31, 2010 representing a non-performing asset to total asset ratio of 3.32% at March 31, 2011 as compared to a non-performing asset to total asset ratio 3.26% at December 31, 2010.

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

For the three month period ending March 31, 2011 the Company experienced six charge offs relating to three loan relationships totaling $1.0 million and three partial charge-offs relating to two loan relationships totaling $782 thousand as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010.

NOTE 8 -- Bank Owned Life Insurance

Bank Owned Life Insurance ("BOLI") is carried at its aggregate cash surrender value less surrender charges and totaled $4.7 million at March 31, 2011. Income of $40 thousand was recognized on BOLI during the three month period ended March 31, 2011 as compared to $41 thousand for the three month period ended March 31, 2010. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 9 -- Deferred Compensation Plans

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The "Executive Plan") and the Directors' Fee Deferral and Death Benefit Plan (the "Directors' Plan"). Both plans provide for payments of deferred compensation to participants. The Company recorded $79 thousand in deferred compensation expense during the three month period ended March 31, 2011 as compared to $43 thousand for the three month period ended March 31, 2010.

NOTE 10 -- Income Taxes

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

Federal tax years 2007 through 2009 remain subject to examination as of March 31, 2011, while tax years 2006 through 2009 remain subject to examination by state taxing jurisdictions. In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely than not that its deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of March 31, 2011 or December 31, 2010. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company's deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company's net income in the period in which it is recorded.

NOTE 11 -- Fair Value of Financial Instruments

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

     ASSETS AND LIABILITIES MEASURED ON A RECURRING BASIS

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                             FAIR VALUE MEASUREMENTS                        FAIR VALUE MEASUREMENTS
                                               AT MARCH 31, 2011                             AT DECEMBER 31, 2010
                                 ---------------------------------------------     ---------------------------------------------
                                  QUOTED PRICES                                    QUOTED PRICES
                                    IN ACTIVE      SIGNIFICANT     SIGNIFICANT       IN ACTIVE        SIGNIFICANT   SIGNIFICANT
                                     MARKETS          OTHER           OTHER           MARKETS            OTHER         OTHER
                                  FOR IDENTICAL    OBSERVABLE     UNOBSERVABLE     FOR IDENTICAL      OBSERVABLE    UNOBSERVABLE
                                     ASSETS          INPUTS          INPUTS            ASSETS            INPUTS        INPUTS
                                   (LEVEL 1)        (LEVEL 2)       (LEVEL 3)         (LEVEL 1)         (LEVEL 2)     (LEVEL 3)
                                 --------------    -----------    ------------     --------------     ------------   -----------
                                                 (IN THOUSANDS)                                      (IN THOUSANDS)
Assets:
  Investment Securities
    US Government Obligations       $    --         $ 35,855         $    --           $   --           $35,560       $  --
    US Treasury Securities          $ 8,925         $     --         $    --           $9,075           $  --         $  --
                                    -------         --------         -------           ------            -----         -----
    Total assets on a recurring
      basis at fair value           $ 8,925         $ 35,855         $    --           $9,075           $35,560        $ --
                                    =======         ========         =======           ======            =====         =====

     ASSETS AND LIABILITIES MEASURED ON A NON-RECURRING BASIS

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                              FAIR VALUE MEASUREMENTS                           FAIR VALUE MEASUREMENTS
                                               AT MARCH 31, 2011                             AT DECEMBER 31, 2010
                                ------------------------------------------------  ----------------------------------------------
                                QUOTED PRICES                                     QUOTED PRICES
                                  IN ACTIVE        SIGNIFICANT     SIGNIFICANT      IN ACTIVE        SIGNIFICANT    SIGNIFICANT
                                    MARKETS           OTHER           OTHER          MARKETS            OTHER          OTHER
                                 FOR IDENTICAL      OBSERVABLE      UNOBSERVABLE   FOR IDENTICAL      OBSERVABLE    UNOBSERVABLE
                                    ASSETS            INPUTS          INPUTS          ASSETS            INPUTS         INPUTS
                                   (LEVEL 1)         (LEVEL 2)        (LEVEL 3)       (LEVEL 1)        (LEVEL 2)      (LEVEL 3)
                                 --------------    -----------    ------------     --------------     ------------   -----------
                                                  (IN THOUSANDS)                                    (IN THOUSANDS)
Assets:
  Impaired loans                   $    --          $10,993         $    --           $   --          $10,728         $  --

         Other Real Estate Owned        --              830              --               --              830            --
    Total assets
      measured on a
      non-recurring basis
      at fair value                $    --          $11,823         $    --           $   --          $ 11,558         $ --
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

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at March 31,2011 and December 31, 2010 was as follows:

                                                  March 31, 2011                  December 31, 2010
                                      --- ----------------------------- --- ------------------------------
                                          Carrying        Estimated         Carrying         Estimated
(in thousands)                            amount          fair value         amount          fair value
                                      --- ----------- --- ------------- --- ----------- --- --------------
Financial assets:
    Cash and cash equivalents         $       15,786  $        15,786   $        9,031  $         9,031
    Investments held to maturity
       Federal Agency Securities              32,707           31,702           32,706           31,643
       Mortgage-backed Securities              7,451            7,574            7,729            7,877
     Investments available for sale
       US Treasury Securities                  8,925            8,925            9,075            9,075
       Federal Agency Securities              35,855           35,855           35,560           35,560
    Loans receivable                         238,002          265,571          242,856          265,397
    FHLB stock                                 1,435            1,435            1,435            1,435
    Bank Owned Life Insurance                  4,725            4,725            4,685            4,685
    Accrued interest receivable                1,930            1,930            2,152            2,152
                                          -----------     -------------     -----------     --------------
          Total financial assets      $      346,816  $       373,503    $     345,229   $      366,855
                                          -----------     -------------     -----------     --------------
Financial Liabilities:
    Checking Accounts                 $       45,744  $        45,744    $      59,625   $       59,625
    Statement savings accounts                 3,285            3,285            3,203            3,203
    Money market accounts                     14,959           14,959           10,248           10,248
     Index Accounts                          133,187          133,187          115,697          115,697
    Certificates of deposit                  106,998          105,702          113,497          112,495
    FHLB advances                             25,000           25,000           25,000           25,000
     Line of Credit                            4,929            4,929            4,877            4,877
     Subordinated Debt                         3,000            3,000            3,000            3,000
     Accrued interest payable                    202              202              187              187
                                          -----------     -------------     -----------     --------------
          Total financial liabilities $      337,304  $      336,008     $     335,334   $      334,332
                                          -----------     -------------     -----------     --------------
                                          Contract        Estimated         Contract        Estimated
                                            Value         Fair Value         Value          Fair Value
                                      --- ----------- --- ------------- --- ----------- --- --------------
Off-balance sheet instruments:
    Commitments to extend credit      $        54,153 $               -  $       58,051  $                -
                                          -----------     -------------     -----------     --------------

NOTE 12 -- Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

In January 2011, the FASB issued (ASU) 2011-01 Receivables (Topic 310)
Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods ending after June 15, 2011. No significant impact to amounts reported in the consolidated financial position or results of operations are expected for the Company from the adoption of ASU 2011-01.

NOTE 13-- Private Placement Common Stock Offering and Preferred Stock Issuance

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

In December 2009, the Company authorized the establishment of 2,000 shares of no par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

NOTE 14 -- Subsequent Events

The Company has evaluated subsequent events through the filing date of this report, and determined that there were no recognized or unrecognized subsequent events to report.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be," or "would." The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under "Item 1A-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"); inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; the Company's ability to access the capital markets to maintain its regulatory capital standing and the success of the Company at managing the risks resulting from these factors.

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

At March 31, 2011, we had total assets of $356.2 million, total loans, gross of $238.0 million, total investment securities of $84.9 million and total deposits of $304.2 million compared to total assets of $354.0 million, total loans, net of $242.3 million, total investment securities of $89.1 million and total deposits of $302.3 million at December 31, 2010. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers' needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at March 31, 2011, which are expected to mature or reprice in each of the time periods shown:

                                                                                       Non-Rate
                                                                                       Sensitive
    (Dollars in thousands)                    One Year      One-Five        Over        Assets/
                                               or Less       Years       Five Years    Liabilities    Total
                                              ------------- ------------ ------------- ----------- --------------------------------
    Interest-earning assets:
    -----------------------------------------
     Short term investments                      $  10,000  $         -   $         -  $         - $  10,000
     Investment securities held to maturity              -        5,000        35,158            -    40,158
     Investment securities available for sale                                  44,780            -    44,780
                                                                             ---------     ------- --------------------------------
     Loans receivable                              117,798       69,840        50,364            -   238,002
                                                   --------     --------     ---------     ------- --------------------------------
     Total interest-earning assets                 127,798       74,840      130,302             -   332,940
                                                   --------     --------     ---------     ------- --------------------------------
     Non-rate sensitive assets:
      Other assets                                        -            -             -     23,255     23,255
                                                   -------- --- -------- --- ---------     ------- --------------------------------
       Total assets                              $ 127,798  $    74,840    $ 130,302    $  23,255  $ 356,195
                                              ============= === ======== ============= === ======= ================================
    Interest-bearing liabilities:
    -----------------------------------------
    Interest-bearing demand                      $  17,675  $          -   $         -  $        - $  17,675

    Statement savings                                3,285             -             -           -     3,285
    Money market                                   148,146             -             -           -   148,146
    Certificates of deposit                         78,952       28,046              -           -   106,998
    Subordinated debt                                     -       3,000              -           -     3,000
    Borrowings                                      25,000        4,929              -           -    29,929
                                                   --------     --------     ---------     ------- --------------------------------
       Total interest-bearing liabilities          273,058       35,975              -           -   309,033
                                                   --------     --------     ---------     ------- --------------------------------
    Non-rate sensitive liabilities:
     Non-interest bearing deposits                        -            -             -     28,069     28,069
     Other liabilities                                    -            -             -      1,147      1,147
     Capital                                              -            -             -     17,946     17,946
                                                   --------     --------     ---------     ------- --------------------------------
       Total liabilities and capital           $   273,058  $    35,975    $         -  $  47,162  $ 356,195
                                              ==== ======== === ======== === ========= === ======= ================================
    Period GAP                                 $  (145,260)  $   38,865    $ 130,302    $ (23,907)
    Cumulative interest-earning assets         $   127,798  $   202,638    $ 332,940
    Cumulative interest-bearing liabilities    $   273,058  $   309,033    $ 309,033
    Cumulative GAP                              $ (145,260)  $ (106,395)   $  23,907
    Cumulative RSA/RSL (1)                         46.80%         65.57%      107.74%
(1)        Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At March 31, 2011, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at March 31, 2011 as compared to December 31, 2010 and our results of operations for the three month periods ended March 31, 2011 as compared to the same period in 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 were $356.2 million, an increase of $2.2 million or 0.62% over December 31, 2010. This change was primarily due to increases in cash and cash equivalents of $6.8 million, bank owned life insurance of $40 thousand, investment securities available for sale of $145 thousand and other assets of $211 thousand, partially offset by decreases in investment securities held to maturity of $277 thousand, loans receivable, net, of $4.0 million, accrued interest receivable of $222 thousand, deferred taxes of $451 thousand, and premises and equipment of $33 thousand.

Gross loans receivable at March 31, 2011, totaled $238.0 million, a decrease of $4.9 million or 2.0% from December 31, 2010. This change was attributable to decreases of $558 thousand in commercial loans, $2.7 million in commercial real estate loans, $1.3 million in residential real estate loans and $307 thousand in consumer loans. The decline in gross loans represents significant payoffs received during the first quarter of 2011 coupled with recording $1.8 million in loan charge-offs. See Footnote 7 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets consists of non-accrual loans (loans on which the accrual of interest has ceased) loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans, and real estate owned. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized no interest income on non-accrual loans during the three month period ended March 31, 2011 as compared to $17 thousand for the three month period ended March 31, 2010.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At March 31, 2011 the Company had thirteen loan relationships totaling $10.1 million on non-accrual status compared to twelve relationships totaling $9.8 million on non-accrual status at December 31, 2010. At March 31, 2011, the Company had eighteen impaired loan relationships totaling $11.0 million (included within the non-accrual loans discussed above) in which $3.8 million in impaired loans had a related allowance for credit losses of $1.1 million and $7.2 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $11.4 million as of March 31, 2011, and interest income recorded on impaired loans during the three months ended March 31, 2011 totaled $13 thousand, as compared to $30 thousand for the three months ended March 31, 2010.

The balance in commercial loans 90-days past due and still accruing remained unchanged as of March 31, 2011 from the reported levels at December 31, 2010.

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

During the period ended March 31, 2011 the Company experienced a $268 thousand net increase in non-accrual loans. This change reflects the downgrading of four loan relationships to non-accrual status totaling $2.1 million partially offset by total charge offs of four loan relationships representing nine loans in the amount of $1.8 million during the three month period ended March 31, 2011. The downgraded loans consisted of two relationships representing residential mortgages loans totaling $964 thousand and two commercial relationships representing six loans totaling $1.1 million.

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank's historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company's allowance for loan loss the Company maintains a Criticized Asset Committee ("CAC") consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem credit to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan, adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2011, the Company maintained an allowance for loan loss ratio of 1.24% to period end loans outstanding.

Any asset classified as loss is charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the BLC will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan is charged to the allowance for loan loss. In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the three month period ending March 31, 2011 the Company experienced six charge offs relating to three loan relationships totaling $1.0 million and three partial charge-offs relating to two loan relationships totaling $782 thousand as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. At March 31, 2011 and December 31, 2010 the Company had $830 thousand in real estate owned.

Our investment securities are classified as either held to maturity or available for sale. Our investment portfolio decreased by $132 thousand or 0.37% to $84.9 million at March 31, 2011, from $85.1 million at December 31, 2010. The change in our investment portfolio is related to pay downs in our mortgage backed securities portfolio along with the associated premium and discount amortization associated with the portfolio. There were no security purchases, calls or maturities for the period ended March 31, 2011. See Footnote 6 to our Consolidated Financial statements for more information regarding our investment securities portfolio.

Our cash and cash equivalents increased by $6.8 million to $15.8 million at March 31, 2011 from $9.0 million at December 31, 2010. The increase reflects cash inflows from an increase in deposits, repayments of higher yielding investment securities in a lower rate environment and loan re- and prepayments exceeding current loan funding demands. The increase in deposits reflects, in part, the Bank benefiting from merger activity involving competing institutions and resulting customer dislocation. Management has elected to keep excess cash flow in short term, liquid assets to fund anticipated loan demand over the next several quarters.

Total liabilities at March 31, 2011 amounted to $338.2 million, an increase of $2.0 million or 0.59% from December 31, 2010. This change was primarily due to increases in total deposits of $1.9 million and line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $52 thousand, and other liabilities of $25 thousand.


Total deposits at March 31, 2011 were $304.2 million, an increase of $1.9 million or 0.63% from December 31, 2010. The increase in deposits was attributable to an increase of $20.8 million in interest bearing deposit accounts which was fueled by the migration of $12.4 million from non-interest bearing deposit accounts and the migration of $6.5 million from certificates of deposit. The change in deposits was primarily related to the competitive pricing of deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by our team of retail branch managers, which together fostered growth in deposits.

At March 31, 20101 and December 31, 2010 respectively, we had advances from the FHLB in the amount of $25.0 million. The weighted average interest rate on these borrowings from the FHLB was 1.49% at March 31, 2011 and 1.49% at December 31, 2010.

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

Stockholders' equity at March 31, 2011 amounted to $17.9 million, an increase of $198 thousand or 1.1% over December 31, 2010. This increase reflects net income of $109 thousand, other comprehensive income of $87 thousand and stock based compensation expense of $35 thousand partially offset by $33 thousand in cash paid for the declaration of dividends on preferred stock for the three month period ended March 31, 2011.

Results of Operations

Net Income. We recorded net income for the three month period ended March 31, 2011 of $109 thousand or $0.04 per common and diluted share, respectively (after preferred stock dividend) as compared to net income of $475 thousand or $0.22 per common and diluted share, respectively for the same period in 2010. The change in net income for the three-month period compared to the prior period was attributable to increases of $393 thousand in net interest income and $139 thousand in non interest income due to a $156 thousand increase in gain on sale of loans, offset by an increase of $844 thousand in the provision for loan losses. Non- interest expenses increase by $298 thousand due to increased salary and benefit costs of $177 thousand, net occupancy costs of $46 thousand, data processing costs of $19 thousand, professional services of $20 thousand, other real estate owned expense of $20 thousand and FDIC insurance premium expenses of $24 thousand and advertising and promotion of $11 thousand, partially offset by a decrease of $19 thousand in other operating expenses. The net interest margin for the three-month period ended March 31, 2011 decreased by 7 basis points to 3.86% as compared to 3.93% for the same period in 2010.

Interest Income. Total interest income amounted to $4.3 million for the three-month period ended March 31, 2011, an increase of $352 thousand or 9.0% when compared to the same period in 2010. The increase in interest income was due to volume increases in our interest-bearing assets, partiallyoffset by a reduction in the average yield. The average yield on our interest-earning assets was 5.14% for the three month period ended March 31, 2011 compared to 5.45% during the same period in 2010. The reduction in yield in the quarterly period reflects generally reduced market rates of interest, as the Federal Reserve has maintained a low interest rate policy to help stimulate the U.S. economy.

Interest Expense. Total interest expense amounted to $1.1 million for the three-month period ended March 31, 2011, a decrease of $41 thousand or 3.7 % when compared to the same period in 2010. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2010. The average cost of interest-bearing liabilities was 1.38% for the three-month period ended March 31, 2011 compared to 1.70% during the same period in 2010. The reduction in rate was partially offset by the increased volume of interest bearing liabilities.

The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

Allowance for Loan Losses. During the first quarter of 2011, we recorded a provision for loan losses of $953 thousand compared to a provision of $109 thousand for the same period in 2010. As a result of the $1.8 million in charge-offs recorded during the first quarter of 2011, the Company's historical loss rates within the respective portfolios have increased and have resulted in an increased provision for loan loss in the first quarter of 2011. At March 31, 2011, our allowance for loan losses represented 1.24% of total loans outstanding and 29.3% of non-performing loans.

Non-Interest Income. For the three-months ended March 31, 2011, non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, origination fees on residential mortgage loans sold, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $293 thousand. This represents an increase of $139 thousand or 90.3% when compared to the same period in 2010. This increase resulted from increases of $156 thousand in gain on loans sold and miscellaneous fee income of $29 thousand, offset by decreases of $6 thousand on service charges on deposit accounts and a $1 thousand decrease in Bank owned life insurance.

Non-Interest Expense. Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.4 million for the three months ended March 31, 2011. This represents an increase of $298 thousand or 14.4% when compared to the same period in 2010. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $177 thousand, net occupancy costs of $46 thousand, data processing costs of $19 thousand, professional services costs of $20 thousand, FDIC expense of $ 24 thousand, other real estate owned expense of $20 thousand, and advertising and promotions of $11 thousand, partially offset by a decrease in other operating expenses of $19 thousand.

Income Taxes. We recorded a federal and state income tax expense of $56 thousand during the three month period ended March 31, 2011 compared to an income tax expense of $300 thousand for the same period in 2010. The effective tax rate for the three month period ended March 31, 2011 was 33.9% compared to 38.7% for the three month period ended March 31, 2010. The decrease in the effective tax rate for the three month period ended March 31, 2011 is due to tax exempt income comprising a larger portion of pretax income as compared to the three month period ended March 31, 2010.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $58.7 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $55.7 million through the FHLB of New York. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio. At March 31, 2011, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of March 31, 2011 there is an outstanding balance of $4.9 million. In addition, the Bank's membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank's total assets, subject to certain conditions.

We had cash and cash equivalents of $15.8 million at March 31, 2011 in the form of cash and due from banks. At March 31, 2011, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $54.1 million. Certificates of deposit scheduled to mature in one year or less totaled $78.9 million at March 31, 2011. We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At March 31, 2011 the Bank maintained a Tier I leverage ratio of 6.92%, a Tier I risk-based capital ratio of 9.01% and a total risk-based capital ratio of 11.18% . The Bank's management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

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

In December 2009, the Company authorized the establishment of 2,000 shares of no par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company's Board of Directors, non-cumulative cash dividends at the annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company's option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

The Bank's capital ratios at March 31, 2011 and December 31, 2010 are presented in the following table


                                     March 31, 2011 December 2010
                                     -------------- -------------
Shareholders' equity to total assets       5.6%          5.6%
Leverage ratio                             6.9%          6.9%
Risk-based capital ratios:
  Tier 1                                   9.0%          8.9%
 Total Capital                            11.2%         11.2%


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed dates or other termination clauses and may require the payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements. Total commitments to extend credit at March 31 2011 were $54.1 million. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer. The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer's creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate. At March 31, 2011, our obligations under standby letters of credit totaled $2.8 million.

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

A portion of the allowance is allocated to the remaining loans by applying projected rate loss ratios, based on numerous factors such as recent charge-off experience, trends with respect to adversely risk rated commercial, real estate commercial, real estate construction and land development loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors.

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

                   CORNERSTONE FINANCIAL CORPORATION

Date: May 12, 2011          By: /s/ George W. Matteo, Jr.
                            ------------------------------------------
                            George W. Matteo, Jr.
                            President and Chief Executive Officer
                           (Principal Executive Officer)

Date: May 12, 2011          By: /s/ Keith Winchester
                            ------------------------------------------------
                            Keith Winchester
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)