Form 10-Q
period 2011-06-30
Cornerstone Financial Corp
filed 2011-08-12
CIK 1448324

                            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                            Washington, D.C.  20549

                                                                       ____________

                                                                     FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended              June 30, 2011

                                                                           -OR-

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from ___________ to _____________.

                                          CORNERSTONE FINANCIAL CORPORATION

                                         (Exact name of registrant, as specified in its charter)

                 New Jersey                                                                       80-0282551

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                       Accelerated filer [ ]

Non-accelerated filer   [ ]                                                       Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES __  NO  X

As of August 12, 2011, there were 1,954,428 outstanding shares of the registrant's Common stock.

CORNERSTONE FINANCIAL CORPORATION

                                                                       Contents

                                                                                                                                                    Pages

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements..........................................................................................   1

Consolidated Statements of Financial Condition at June 30, 2011 (unaudited)

        and December 31, 2010................................................................................................................    1

Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2011 and

   2010………………………………………………………………………….................................    2

Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2011 and

 2010 …………………………………………………………………………...................................   3

       Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

       for the six months ended June 30, 2011...........................................................................................   4

Consolidated Statements of Cash Flows (unaudited) for the six months

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................................................................   31

   Item 1A. Risk Factors…………………………………………………………………………………….31

PART I. FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

June 30, 2011

December 31, 2010

Assets:	(unaudited)
Cash and due from banks	$7,061	$5,331
Federal funds sold	19,000	3,700
Cash and cash equivalents	26,061	9,031
Investment securities:
Held to maturity (fair value 2011 - $33,105; 2010 - $39,520)	33,226	40,435
Available for sale (amortized cost 2011-$63,049; 2010- $47,945)	60,485	44,635
Loans receivable	237,735	242,856
Less allowance for loan losses	2,665	3,826
Loans receivable, net	235,070	239,030
Federal Home Loan Bank stock	1,438	1,435
Premises and equipment, net	7,730	7,806
Accrued interest receivable	2,100	2,152
Bank owned life insurance	4,765	4,685
Deferred taxes	1,794	2,600
Other real estate owned	830	830
Other assets	1,558	1,378

Total Assets

	$375,057	$354,017

Liabilities:
Non-interest bearing deposits	$33,132	$40,514
Interest bearing deposits	179,197	148,259
Certificates of deposit	108,775	113,497
Total deposits	321,104	302,270
Advances from the Federal Home Loan Bank	25,000	25,000
Line of credit	4,982	4,877
Subordinated debt	3,000	3,000
Other liabilities	1,305	1,122
Unsettled Security payable	1,000	-

Total Liabilities

	356,391	336,269

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock:
$0 par value; $1,000 per share stated value, authorized 2,000 shares; issued and outstanding 1,900 at June 30, 2011 and December 31, 2010 respectively	1,900	1,900
Common stock:
$0 par value: authorized 10,000,000 shares; issued and outstanding 1,954,428 at June 30, 2011 and December 31, 2010 respectively	-	-
Additional paid-in capital	17,664	16,727
Accumulated other comprehensive loss	(1,540)	(1,988)
Retained earnings	642	1,109
Total Shareholders’ Equity	18,666	17,748
Total Liabilities and Shareholders’ Equity	$375,057	$354,017

See accompanying notes to consolidated financial statements.

CORNERSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended

(In thousands, except per share data)	June 30, 2011	June 30, 2010

Interest Income

	(Unaudited)	(Unaudited)
Interest and fees on loans	$ 3,259	$ 3,415
Interest on investment securities	887	641
Interest on federal funds	3	6

Total interest income

	4,149	4,062

Interest Expense

Interest on deposits	932	1,003
Interest on borrowings	178	168

Total interest expense

	1,110	1,171
Net interest income	3,039	2,891
Provision for loan losses	218	38
Net interest income after loan loss provision	2,821	2,853

Non-Interest Income

Service charges on deposit accounts	47	49
Bank owned life insurance income	39	41
Miscellaneous fee income	63	30

Total non-interest income

	149	120

Non-Interest Expense

Salaries and employee benefits	1,361	1,217
Net occupancy	362	306
Data processing and other service costs	122	137
Professional services	170	149
Advertising and promotion	41	47
Other real estate owned expense	38	5
FDIC expense	122	115
Other operating expenses	170	148
Total non-interest expense	2,386	2,124

Income before income taxes	584	849
Income tax expense	225	328
Net income	359	521
Preferred stock dividends	33	33
Net income available to common shareholders	$ 326	$ 488

Earnings per share

Basic	$ 0.17	$ 0.25	(1)
Diluted	$ 0.17	$ 0.25	(1)

Weighted average shares outstanding

Basic	1,954	1,954	(1)
Diluted	1,957	1,956	(1)

 (1)   All  share and per share amounts have been restated to reflect the 8.0% common stock dividend paid on May 16, 2011  to  common shareholders of record as of April 15, 2011.

                 See accompanying notes to consolidated financial statements.

CORNERSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended

(In thousands, except per share data)	June 30, 2011	June 30, 2010

Interest Income

	(Unaudited)	(Unaudited)
Interest and fees on loans	$ 6,644	$ 6,788
Interest on investment securities	1,773	1,188
Interest on federal funds	6	8

Total interest income

	8,423	7,984

Interest Expense

Interest on deposits	1,837	1,941
Interest on borrowings	354	352

Total interest expense

	2,191	2,293
Net interest income	6,232	5,691
Provision for loan losses	1,171	147
Net interest income after loan loss provision	5,061	5,544

Non-Interest Income

Service charges on deposit accounts	90	98
Bank owned life insurance income	80	82
Gain on sale of loans	156	39
Miscellaneous fee income	116	55

Total non-interest income

	442	274

Non-Interest Expense

Salaries and employee benefits	2,738	2,417
Net occupancy	729	627
Data processing and other service costs	241	237
Professional services	328	287
Advertising and promotion	78	73
Other real estate owned expense	67	14
FDIC expense	255	224
Other operating expenses	318	315
Total non-interest expense	4,754	4,194

Income before income taxes	749	1,624
Income tax expense	281	628
Net income	468	996
Preferred stock dividends	66	66
Net income available to common shareholders	$ 402	$ 930

Earnings per share

Basic	$ 0.21	$ 0.48	(1)
Diluted	$ 0.21	$ 0.47	(1)

Weighted average shares outstanding

Basic	1,893	1,954	(1)
Diluted	1,899	1,966	(1)

 (1)   All  share and per share amounts have been restated to reflect the 8.0% common stock dividend paid on May 16, 2011  to  common shareholders of record as of April 15, 2011.

                 See accompanying notes to consolidated financial statements.

CORNERSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2010		$1,900	$-	$16,727	$1,109	$(1,988)	$17,748
Comprehensive income
Net income	$468	-	-	-	468	-	468
Unrealized gain on securities available for sale, net of tax	448					448	448
Comprehensive income	$916
Stock based compensation		-	-	68	-	-	68
7 % Preferred stock dividend ($35 per share)		-	-	-	(66)	-	(66)
Declaration of 8% common stock dividend		-	-	869	(869)	-	-
Balance at June 30, 2011		$1,900	$-	$17,664	$642	$(1,540)	$18,666

See accompanying notes to consolidated financial statements.

CORNERSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six  Months Ended

(In thousands)	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income	$ 468	$ 996
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,171	147
Depreciation	216	192
Amortization of premiums and discounts, net	14	39
Stock option expense	68	66
Gain on sale of loans	(156)	(39)
Deferred tax expense	509	57
Income on bank owned life Insurance	(80)	(82)
(Increase) decrease in accrued interest receivable
and other assets	(128)	143
Increase (decrease) in other liabilities and unsettled securities payable	1,183	(144)
Net cash provided by operating activities	3,265	1,375
Cash flows from investing activities:
Purchases of investments held to maturity	-	(25,797)
Purchases of securities available for sale	(15,102)	-
Repayment of investments held to maturity	7,193	21,862
(Purchase) redemption of FHLB stock	(3)	137
Net decrease (increase) in loans	2,945	(3,765)
Purchases of premises and equipment	(141)	(120)
Net cash used in investing activities	(5,108)	(7,683)
Cash flows from financing activities:
Net increase in deposits	18,834	39,128
Proceeds from borrowings	105	242,701
Principal payments on borrowings	-	(247,483)
Cash dividend paid for preferred stock	(66)	(66)
Net cash provided by financing activities	18,873	34,280

Net increase in cash and cash equivalents	17,030	27,972
Cash and cash equivalents at the beginning of the period	9,031	4,742
Cash and cash equivalents at the end of the period	26,061	$ 32,714

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	2,193	$ 2,325
Cash paid during the period for income taxes	96	710
Net change in unrealized gain on securities, net of tax	448	-
Supplemental non-cash investing and financing activities:
Unsettled AFS investment security	$ 1,000	$ -

             See accompanying notes to consolidated financial statements.

CORNERSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cornerstone Financial Corporation and its wholly owned subsidiary, Cornerstone Bank (together, the “Company”). These interim statements, which are unaudited, were prepared in accordance with instructions for Form 10-Q.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the interim financial statements have been included.

Cornerstone Financial Corporation was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009. The statement of financial condition as of December 31, 2010 has been derived from audited financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in Cornerstone Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the United States Securities and Exchange Commission.

NOTE 2 – USE OF ESTIMATES

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

NOTE 3 - CONTINGENCIES

            The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  Management does not believe the resolution of this litigation, either any individual case or in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.  However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved in a manner that is materially adverse to the Company.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of net income divided by the weighted average number of shares outstanding.  Diluted earnings per share includes dilutive potential common shares as computed under the treasury stock method using average common stock prices.

All share and per share amounts have been restated to reflect the 8.0% common stock dividend, declared on March 17, 2011, and paid on May 16, 2011 to common shareholders of record as of April 15, 2011. This stock dividend resulted in the issuance of 144,772 additional shares and resulted in $869 thousand being transferred from retained earnings to additional paid in capital.

NOTE 5 – STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) Topic 718 Stock Compensation. The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.  The Company had $194 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at June 30, 2011.

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

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at June 30, 2011 and December 31, 2010 is as follows (in thousands):

                                                                                       June 30, 2011

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments held to maturity:
Government agency obligations	$ 26,008	$ 109	$ (483)	$ 25,634
Mortgage backed securities	7,218	253	-	7,471
Total	$ 33,226	$ 362	$ (483)	$ 33,105

Investments available for sale:
Government agency obligations	$ 53,158	$ -	$ (1,848)	$ 51,310
US Treasury Securities	9,891	-	(716)	9,175
Total	$ 63,049	$ -	$ (2,564)	$ 60,485

                                                                                    December 31, 2010

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments held to maturity:
Government agency obligations	$ 32,706	$ 68	$ (1,131)	$ 31,643
Mortgage backed securities	7,729	148	-	7,877
Total	$ 40,435	$ 216	$ (1,131)	$ 39,520

Investments available for sale:
Government agency obligations	$ 38,056	$ -	$ (2,496)	$ 35,560
US Treasury Securities	9,889	-	(814)	9,075
Total	$ 47,945	$ -	$ (3,310)	$ 44,635

The following table sets forth information regarding the fair value and unrealized losses on the Company’s temporarily impaired investment securities at June 30, 2011 and December 31, 2010 for the time periods shown (in thousands):

                                                                                                            June 30, 2011

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments held to maturity:
Government agency obligations	$ 16,480	$ (483)	$ -	$ -	$ 16,480	$ (483)

Investments available for sale:
Government agency obligations	50,310	(1,848)	-	-	50,310	(1,848)
US Treasury Securities	9,175	(716)			9,175	(716)
Total temporarily impaired investment securities	$ 75,965	$ (3,047)	$ -	$ -	$ 75,965	$ (3,047)

                                                                                                  December 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments held to maturity:
Government agency obligations	$ 27,132	$ (1,131)	$ -	$ -	$ 27,132	$ (1,131)

Investments available for sale:
Government agency obligations	$ 35,560	$ (2,496)	$ -	$ -	$ 35,560	$ (2,496)
US Treasury Securities	9,075	(814)	-	-	9,075	(814)
Total temporarily impaired investment securities	$ 71,767	$ (4,441)	$ -	$ -	$ 71,767	$ (4,441)

Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above is not other than temporary. The unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and do not reflect a deterioration or downgrade of the investment issuer’s credit-worthiness or ability to meet its cash flow requirements.  The Company believes that it is probable that it will receive all future contractual cash flows and does not intend to sell and will not be required to sell these investment securities until recovery or maturity. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

Other Comprehensive Income (Loss)

The change in other comprehensive income (loss) components and related tax benefit are as follows for the six months ended June 30, 2011. The Company had no unrealized gains or losses on available for sale securities at June 30, 2010. (In thousands):

                                                                                                                                   June 30,

		2011
	Before-Tax		Net-of-Tax
Unrealized gain on securities available for sale:	Amount	Tax Benefit	Amount
Unrealized holding gain arising during the year	$746	$(298)	$448
Other comprehensive income	$746	$(298)	$448

NOTE 7 – LOANS RECEIVABLE

The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the company monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.  The loans generally are secured by these types of assets as collateral and/or by personal guarantees provided by principals of the borrowers.

Commercial real estate loans are generally originated in amounts up to the lower of 75% of the appraised value or cost of the property and are secured by improved property such as multi-family dwelling units, office buildings, retail stores, warehouses, church buildings and other non-residential buildings, most of which are located in the Company’s market area.  Commercial real estate loans are generally made with fixed interest rates which mature or reprice in five to seven years with principal amortization of up to 25 years.

Residential real estate loans consist of loans secured by one- to four-family residences located in the Bank's market area.  The Bank has originated one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Loans secured by non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 25 years. Adjustable rate loan terms limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

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

Consumer loans include installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant. Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower's residential property.  Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate. The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance.

Loans receivable consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Commercial	$ 98,595	$ 95,441
Real estate, Commercial	109,971	112,217
Real estate, Residential	10,632	14,780
Construction	11,861	13,177
Consumer loans	6,954	7,450
Net deferred loan fees	(278)	(209)
	237,735	242,856
Allowance for loan losses	(2,665)	(3,826)

Loans receivable, net	$ 235,070	$ 239,030

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds for most loans. At June 30, 2011, the loans-to-one-borrower limitation was approximately $4.6 million; this excludes an additional 10% of capital funds, or approximately $3.0 million which may be loaned if collateralized by readily marketable securities.  At June 30, 2011, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitation of 15% of capital funds.

A summary of the Company’s credit quality indicators is as follow:

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

Special Mention - Loans on which the credit risk requires more than ordinary attention by the Loan Officer.  This may be the result of some erosion in the borrower's financial condition, the economics of the industry, the capability of management, or changes in the original transaction. Loans which are currently sound yet exhibit potentially unacceptable credit risk or deteriorating long term prospects, will receive this classification.  Loans which deviate from loan policy or regulations will not generally be classified in this category, but will be separately reported as an area of concern.

Classified – Classified loans include those considered by the Company to be substandard, doubtful or loss.

An asset is considered “substandard” if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses which can jeopardize the timely payment of the loan.

Assets classified as “doubtful” exhibit all of the weaknesses defined under the substandard category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount.

Assets classified as “loss” are those considered uncollectible or of little value, even though a collection effort may continue after the classification and potential charge-off.

Non-Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. At June 30, 2011 the Company had seventeen loan relationships totaling $12.7 million in non-accrual loans compared to twelve relationships totaling $9.8 million in non-accrual loans at December 31, 2010. The Company recognized no interest income on non-accrual loans during the six month period ended June 30, 2011 as compared to $48 thousand for the six month period ended June 30, 2010.

The following table represents loans by credit quality indicator at June 30, 2011.

(In thousands)		Special		Non
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Commercial	$ 91,936	$ 1,005	$ 3,533	$ 1,969	$ 98,443
Real Estate, Commercial	98,319	-	2,021	9,499	109,839
Real Estate, Residential	9,658	-	-	964	10,622
Construction	11,842	-	-	-	11,842
Consumer	6,408	-	292	289	6,989
Total loans	$ 218,163	$ 1,005	$ 5,846	$ 12,721	$ 237,735

The following table represents loans by credit quality indicator at December 31, 2010.

(In thousands)		Special		Non
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Commercial	$ 93,209	$ 845	$ -	$ 1,296	$ 95,350
Real Estate, Commercial	101,718	2,175	-	8,213	112,106
Real Estate, Residential	13,596	-	1,170	-	14,766
Construction	13,145	-	-	-	13,145
Consumer	6,905	244	51	289	7,489
Total loans	$ 228,572	$ 3,264	$ 1,221	$ 9 ,798	$ 242,856

The following table represents past-due loans and leases as of June 30, 2011.

(In thousands)	30-89 Days	90 Days or	Total Past
	Past Due	more Past	Due and	Accruing	Non-
	and Still	Due and	Still	Current	Accrual	Total Loan
	Accruing	Still Accruing	Accruing	Balances	Balances	Balances
Commercial	$ 3,311	$ -	$ 3,311	$ 96,474	$ 1,969	$ 98,443
Real Estate, Commercial	-	-	-	100,340	9,499	109,839
Real Estate, Residential	36	-	36	9,658	964	10,622
Construction	-	-	-	11,842	-	11,842
Consumer	2	243	245	6,700	289	6,989
Total loans and leases	$ 3,349	$ 243	$ 3,592	$ 225,014	$ 12,721	$ 237,735

Percentage of total loans	1.41%	0.10%	1.51%	94.65%	5.35%

The following table represents past-due loans and leases as of December 31, 2010.

(In thousands)	30-89 Days	90 Days or	Total Past
	Past Due	more Past	Due and	Accruing	Non-
	and Still	Due and	Still	Current	Accrual	Total Loan
	Accruing	Still Accruing	Accruing	Balances	Balances	Balances
Commercial	$ 209	$ 634	$ 843	$ 94,054	$ 1,296	$ 95,350
Real Estate, Commercial	-	-	-	103,893	8,213	112,106
Real Estate, Residential	-	244	244	14,766	-	14,766
Construction	-	-	-	13,145	-	13,145
Consumer	-	-	-	7,200	289	7,489
Total loans	$ 209	$ 878	$ 1,087	$ 233,058	$ 9,798	$ 242,856

Percentage of total loans	0.09%	0.36%	0.45%	95.97%	4.03%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At June 30, 2011, the Company had twenty impaired loan relationships totaling $13.1 million (included within the non-accrual loans discussed above) in which $8.1 million in impaired loans had a related allowance for credit losses of $1.1 million  and $5.0 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $13.5 million as of June 30, 2011, and interest income recorded on impaired loans during the six months ended June 30, 2011 totaled $7 thousand, as compared to $145 thousand for the six months ended June 30, 2010.

At June 30, 2011 the Company had one loan relationships totaling $243 thousand which was delinquent ninety days or more and still accruing interest. At December 31, 2010, the Company had two loan relationships totaling $878 thousand which were delinquent ninety days or more and still accruing interest.

The following table represents data on impaired loans at June 30, 2011 and June 30, 2010.

(In thousands)	2011	2010
Impaired loans for which a valuation allowance has been provided	$ 8,055	$ 3,299
Impaired loans for which no valuation allowance has been provided	5,060	6,768
Total loans determined to be impaired	13,115	10,067

Allowance for loan losses related to impaired loans	1,102	1,460

Average recorded investment in impaired loans	13,531	11,083
Cash basis interest income recognized on impaired loans	$ 7	$ 145

The following table presents impaired loans by portfolio class at June 30, 2011.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While
	Investment	Balance	Allowance	Investment	Impaired
Impaired loans with a valuation allowance:
Commercial	$ 1,293	$ 1,293	$ 117	$ 1,310	$ -
Real Estate, Commercial	5,677	5,677	834	5,933	-
Real Estate, Residential	889	889	53	1,030	-
Construction	-	-	-	-	-
Consumer	196	196	98	197	-
Subtotal	8,055	8,055	1,102	8,470	-

Impaired loans with no valuation allowance:
Commercial	778	778	-	778	3
Real Estate, Commercial	3,822	3,822	-	3,823	-
Real Estate, Residential	75	75	-	75	-
Construction	-	-	-	-	-
Consumer	385	385	-	385	4
Subtotal	5,060	5,060	-	5,061	7

Total Impaired loans:
Commercial	2,071	2,071	117	2,088	3
Real Estate, Commercial	9,499	9,499	834	9,756	-
Real Estate, Residential	964	964	53	1,105	-
Construction	-	-	-	-	-
Consumer	581	581	98	582	4
Total	$ 13,115	$ 13,115	$ 1,102	$ 13,531	$ 7

The following table presents impaired loans by portfolio class at December 31, 2010.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While
	Investment	Balance	Allowance	Investment	Impaired
Impaired loans with a valuation allowance:
Commercial	$ 1,198	$ 1,198	$ 962	$ 1,209	$ 6
Real Estate, Commercial	2,060	2,060	1,020	2,064	-
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	199	199	99	200	5
Subtotal	3,457	3,457	2,081	3,473	11

Impaired loans with no valuation allowance:
Commercial	732	732	-	1,341	2
Real Estate, Commercial	6,153	6,153	-	7,085	10
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	385	385	-	381	13
Subtotal	7,271	7,271	-	8,807	25

Total Impaired loans:
Commercial	1,930	1,930	962	2,550	8
Real Estate, Commercial	8,213	8,213	1,020	9,149	10
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	584	584	99	581	18
Total	$ 10,728	$ 10,728	$ 2,081	$ 12,280	$ 36

Included in the balance of non accrual commercial loans is a principal balance of $634 thousand dollars representing the Company’s participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Company has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims.  In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion, that we may collect our principal and interest from the lead/originating bank. However, in that case our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

The following table provides information regarding risk elements in the loan portfolio as of June 30, 2011 and December 31, 2010

(In thousands)	June 30, 2011	December 31, 2010
Non-performing assets:
Loans past due 90 days or more and accruing
Commercial	$ -	$ 634
Consumer	243	244
Total loans past due 90 days or more and accruing	243	878
Non-accrual loans:
Commercial	1,969	1,296
Real Estate, Commercial	9,499	8,213
Real Estate, Residential	964	-
Consumer	289	289
Total non-accrual loans	12,721	9,798
Impaired loans	49	51
Restructured loans	102	-
Total non-performing loans	12,872	9,849
Real estate owned	830	830
Total non-performing assets	$ 13,945	11,557
Non-performing loans as a percentage of loans	5.41%	4.06%
Non-performing assets as a percentage of loans and real estate owned	5.85%	4.76%
Non-performing assets as a percentage of total assets	3.72%	3.26%

During the six month period ended June 30, 2011 the Company experienced a $2.9 million increase in non-accrual loans. This change reflects the downgrading of eight credit relationships to non-accrual status totaling $5.5 million partially offset by total charge offs of seven credit relationships representing sixteen loans in the amount of $2.3 million and principal reductions on non accrual loan of $233 thousand during the six month period ended June 30, 2011. The downgraded loans consisted of two relationships representing residential mortgage loans totaling $964 thousand and four commercial relationships representing eight loans totaling $1.9 million and two commercial real estate relationships representing two loans totaling $1.8 million.

The following table sets forth activity within the Bank’s allowance for losses on loans for the six month periods presented:

(In thousands)	June 30, 2011	June 30, 2010

Balance at beginning of year	$ 3,826	$ 3,432
Provision:
Commercial	1,141	101
Real Estate, Commercial	(161)	95
Real Estate, Residential	201	(31)
Consumer	(10)	(18)
Total Provision	1,171	147
Charge-offs:
Commercial	2,051	150
Real Estate, Residential	281	-
Recoveries	-	-
Total Net Charge-offs	2,332	-
Balance at end of period	$ 2,665	$ 3,429

Period-end loans outstanding	$ 237,735	$ 242,078

Average loans outstanding	$ 239,049	$ 239,642

Allowance as a percentage of period-end loans	1.12%	1.42%

Net charge-offs as a percentage of average loans	0.98%	0.06%

Additional details for changes in the allowance for loan losses by loan portfolio class during the six months ended June 30, 2011 are as follows:

		Commercial	Residential
Allowance for Loan and Lease Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, December 31, 2010	$ 1,743	$ 1,527	$ 417	$ 139	$ 3,826
Charge-off	(2,051)	-	(281)	-	(2,332)
Provision	1,141	(161)	201	(10)	1,171
Ending Balance	$ 833	$ 1,366	$ 337	$ 129	$ 2,665

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan loss the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then deduct the holding and selling costs from the discounted appraisal value. At June 30, 2011, the Company maintained an allowance for loan loss ratio of 1.12% to period end loans outstanding. On a linked basis, our non-performing assets have increased by $2.4 million over their stated levels at December 31, 2010 representing a non-performing asset to total asset ratio of 3.72% at June 30, 2011 as compared to a non-performing asset to total asset ratio 3.26% at December 31, 2010.

The Company’s charge-off policy states any asset classified loss shall be charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the Board Loan Committee (“BLC”) will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan shall be charged to the allowance for loan loss.  In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the six month period ending June 30, 2011 the Company experienced nine total charge offs relating to six loan relationships totaling $1.46 million and seven partial charge-offs relating to five loan relationships totaling $872 thousand as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010.

NOTE 8 – Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is carried at its aggregate cash surrender value less surrender charges and totaled $4.8 million at June 30, 2011.  Income of $80 thousand was recognized on BOLI during the six month period ended June 30, 2011 as compared to $82 thousand for the six month period ended June 30, 2010. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 9 – Deferred Compensation Plans

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The “Executive Plan”) and the Directors’ Fee Deferral and Death Benefit Plan (the “Directors’ Plan”).  Both plans provide for payments of deferred compensation to participants. The Company recorded $159 thousand in deferred compensation expense during the six month period ended June 30, 2011 as compared to $85 thousand for the six month period ended June 30, 2010.

NOTE 10 – Income Taxes

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

Federal tax years 2007 through 2009 remain subject to examination as of June 30, 2011, while tax years 2006 through 2009 remain subject to examination by state taxing jurisdictions.  In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely than not that our deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of June 30, 2011 or December 31, 2010. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company’s deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company’s net income in the period in which it is recorded.

NOTE 11 – Fair Value of Financial Instruments

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

•         Level 1.       Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•         Level 2.       Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

•         Level 3.       Level 3 inputs are unobservable inputs.

The fair value of securities available for sale are determined by obtaining quoted prices on a nationally recognized securites exchange ( Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities( Level 2 inputs).

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

           Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Investment Securities
US Government Obligations	$ -	$ 51,310	$ -	$ -	$ 35,560	$ -
US Treasury Securities	$ 9,175	$ -	$ -	$ 9,075	$ -	$ -
Total assets on a recurring basis at fair value	$ 9,175	$ 51,310	$ -	$ 9,075	$ 35,560	$ -

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Impaired loans	$ -	$ 13,115	$ -	$ -	$ 10,727	$ -
Other real estate owned	$ -	$ 830	$ -	$ -	$ 830	$ -
Total assets on a non recurring basis at fair value	$ -	$ 13,945	$ -	$ -	$ 11,557	$ -

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

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$26,061	$26,061	$9,031	$9,031
Investments held to maturity
Federal Agency Securities	26,008	25,634	32,706	31,643
Mortgage-backed Securities	7,218	7,471	7,729	7,877
Investments available for sale
US Treasury Securities	9,175	9,175	9,075	9,075
Federal Agency Securities	51,310	51,310	35,560	35,560
Loans receivable	237,735	267,773	242,856	265,397
FHLB stock	1,438	1,438	1,435	1,435
Bank owned life insurance	4,765	4,765	4,685	4,685
Accrued interest receivable	2,100	2,100	2,152	2,152
Total financial assets	$365,810	$395,727	$345,229	$366,855

Financial Liabilities:
Checking accounts	$51,317	$51,317	$59,625	$59,625
Statement savings accounts	3,252	3,252	3,203	3,203
Money market accounts	12,874	12,874	10,248	10,248
Index accounts	144,886	144,886	115,697	115,697
Certificates of deposit	108,775	107,278	113,497	112,495
FHLB advances	25,000	25,000	25,000	25,000
Line of credit	4,982	4,982	4,877	4,877
Subordinated debt	3,000	3,000	3,000	3,000
Accrued interest payable	186	186	187	187
Total financial liabilities	$354,272	$352,775	$335,334	$334,332

	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$48,956	$-	$58,051	$-

The forgoing fair values are presented pursuant to the requirements of GAAP and ASC topic 825-10-65 for disclosure purposes only, and should not be considered to represent the value of the company as a whole.

NOTE 12 – Recent Accounting Pronouncements

Below is a discussion of recent accounting pronouncements. Recent pronouncements not discussed below were deemed to not be applicable to the Company.

   In January 2011, the FASB issued ASU No. 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods beginning after June 15, 2011. The Company does not expect the adoption of ASU 2011-01 to have a material impact to the financial statements.

  In April 2011, The FAS issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. It is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not expect the adoption of ASU 2011-02 to have a material impact to the financial statements.

  In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB's new IFRS 13, Fair Value Measurement.  Issuing this standard completed a major project of the Boards' joint work to improve and converge IFRS and U.S. GAAP.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2011-04 to have a material impact to the financial statements.

  In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact to the financial statements.

NOTE 13– Private Placement Common Stock Offering and Preferred Stock Issuance

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

In December 2009, the Company authorized the establishment of 2,000 shares of no par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

NOTE 14 – Subsequent Events

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believe,” “will,” “intends,” “will be,” or “would.” The  factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under “Item 1A-Risk Factors”  in our Annual Report on Form 10-K for the year ended December 31, 2010 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”);  inflation;  interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality  compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; the Company’s ability to access the capital markets to maintain its regulatory capital standing and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

Cornerstone Financial Corporation

The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the “Bank”) to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Bank’s business. The holding company reorganization was completed in January 2009.

At June 30, 2011, we had total assets of $375.1 million, total loans, gross of $237.7 million, total investment securities of $93.7 million and total deposits of $321.1 million compared to total assets of $354.0 million, total loans, gross of $242.8 million, total investment securities of $85.1 million and total deposits of $302.3 million at December 31, 2010. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers’ needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

We use a computer-based simulation model to assess the impact of changes in interest rates on net interest income.  The model incorporates management’s business plan assumptions and related asset and liability yields/costs, deposit sensitivity and the size, composition and maturity or repricing characteristics of our assets and liabilities.  The assumptions are based on what management believes at that time to be the most likely interest rate environment.  Actual results may differ from simulated results due to the various factors discussed above.

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at June 30, 2011, which are expected to mature or reprice in each of the time periods shown:

(In thousands)	One Year or Less	One-Five

Years

			Over Five Years	Non-Rate Sensitive Assets/ Liabilities	Total
Interest-earning assets:
Short term investments	$ 19,000	$ -	$ -	$ -	$ 19,000
Investment securities held to maturity	-	-	33,226	-	33,226
Investment securities available for sale			60,485	-	60,485
Loans receivable	117,821	67,021	52,893	-	237,735
Total interest-earning assets	136,821	67,021	146,604	-	350,446
Non-rate sensitive assets: Other assets	-	-	-	24,611	24,611
Total assets	$ 136,821	$ 67,021	$ 146,604	$ 24,611	$ 375,057

Interest-bearing liabilities:
Interest-bearing demand	$ 18,185	$ -	$ -	$ -	$ 18,185
Statement savings	3,252	-	-	-	3,252
Money market	157,760	-	-	-	157,760
Certificates of deposit	69,508	39,267	-	-	108,775
Subordinated debt	-	3,000	-	-	3,000
Borrowings	29,982	-	-	-	29,982
Total interest-bearing liabilities	278,687	42,267	-	-	320,954
Non-rate sensitive liabilities:
Non-interest bearing deposits	-	-	-	33,132	33,132
Other liabilities	-	-	-	2,305	2,305
Capital	-	-	-	18,666	18,666
Total liabilities and capital	$ 278,687	$ 42,267	$ -	$ 54,103	$ 375,057
Period GAP	$ (141,866)	$ 24,754	$ 146,604	$ (29,492)
Cumulative interest-earning assets	$ 136,821	$ 203,842	$ 350,446
Cumulative interest-bearing liabilities	$ 278,687	$ 320,954	$ 320,954
Cumulative GAP	$(141,866)	$(117,112)	$ 29,492
Cumulative RSA/RSL (1)	49.09%	63.51%	109.19%

    (1)                 Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At June 30, 2011, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at June 30, 2011 as compared to December 31, 2010 and our results of operations for the three and six month periods ended June 30, 2011 as compared to the same period in 2010.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 were $375.1 million, an increase of $21.0 million or 5.94% over December 31, 2010. This change was primarily due to increases in cash and cash equivalents of $17.0 million, bank owned life insurance of $80 thousand, investment securities available for sale of $15.9 million , FHLB stock of $3 thousand and other assets of $180 thousand, partially offset by decreases in investment securities held to maturity of $7.2 million, loans receivable, net, of $4.0 million, accrued interest receivable of $52 thousand, deferred taxes of $806 thousand, and premises and equipment of $76 thousand.

Gross loans receivable at June 30, 2011, totaled $237.7 million, a decrease of $5.1 million or 2.1% from   December 31, 2010.  This change was attributable to decreases of $2.2 million in commercial real estate loans, $4.2 million in residential real estate loans, $1.3 million in construction loans and $496 thousand in consumer loans, partially offset by an increase in commercial loans of $3.1 million. The decline in gross loans represents significant payoffs received during the six months ended June 30, 2011 coupled with recording $2.3 million in loan charge-offs. See Footnote 7 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets consist of non-accrual loans (loans on which the accrual of interest has ceased) loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans,  and real estate owned.  Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized no interest income on non-accrual loans during the six month period ended June 30, 2011 as compared to $48 thousand for the six month period ended June 30, 2010.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At June 30, 2011 the Company had seventeen loan relationships totaling $12.7 million on non-accrual status compared to twelve relationships totaling $9.8 million on non-accrual status at December 31, 2010. At June 30, 2011, the Company had twenty impaired loan relationships totaling $13.1 million (included within the non-accrual loans discussed above) in which $8.1 million in impaired loans had a related allowance for credit losses of $1.1 million and $5.0 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $13.5 million as of June 30, 2011, and interest income recorded on impaired loans during the six months ended June 30, 2011 totaled $7 thousand, as compared to $145 thousand for the six months ended June 30, 2010.

The balance in loans 90-days past due and still accruing at June 30, 2011 equaled $243 thousand, a decrease of $635 thousand from the reported levels at December 31, 2010. The change was a result of one commercial loan relationship migrating from 90-days past due and still accruing to non accrual status.

Included in the balance of non accrual commercial loans is a principal balance of $634 thousand dollars representing the Bank’s participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Bank has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims.  In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion that we will collect our investment from the lead/originating bank. However, in that case our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

During the six month period ended June 30, 2011 the Company experienced a $2.9 million increase in non-accrual loans. This change reflects the downgrading of eight credit relationships to non-accrual status totaling $5.5 million partially offset by total charge offs of seven credit relationships representing sixteen loans in the amount of $2.3 million and principal reductions on non accrual loan of $233 thousand during the six month period ended June 30, 2011. The downgraded loans consisted of two relationships representing residential mortgage loans totaling $964 thousand and four commercial relationships representing eight loans totaling $1.9 million and two commercial real estate relationships representing two loans totaling $1.8 million.

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. The Bank’s historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan loss the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem credit to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan, adjusted for holding and selling costs. In the event there is not a recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. At June 30, 2011, the Company maintained an allowance for loan loss ratio of 1.12% to period end loans outstanding.

Any asset classified as loss is charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the Board Loan Committee (“BLC”) will review past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan is charged to the allowance for loan loss. In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the six month period ending June 30, 2011 the Company experienced nine total charge offs relating to six credit relationships totaling $1.46 million and seven partial charge-offs relating to five loan relationships totaling $872 thousand as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  At June 30, 2011 and December 31, 2010 the Company had $830 thousand in real estate owned.

Our investment securities are classified as either held to maturity or available for sale. Our investment portfolio increased by $8.6 million or 10.1% to $93.7 million at June 30, 2011, from $85.1 million at December 31, 2010. The change in our investment portfolio is related to purchases of available for sale securities of $15.1 million offset by $6.7 million in calls within our held to maturity securities portfolio coupled with $500 thousand in paydowns  and associated premium and discount amortization associated within our mortgage backed securities  portfolio. See Footnote 6 to our Consolidated Financial statements for more information regarding our investment securities portfolio.

Our cash and cash equivalents increased by $17.1 million to $26.1 million at June 30, 2011 from $9.0 million at December 31, 2010. The increase reflects cash inflows from an increase in deposits, repayments of higher yielding investment securities in a lower rate environment and loan repayment and prepayments exceeding current loan funding demands. The increase in deposits reflects, in part, the Bank benefiting from merger activity involving competing institutions and resulting customer dislocation. Management has elected to keep excess cash flow in short term, liquid assets to fund anticipated loan demand over the next several quarters.

Total liabilities at June 30, 2011 amounted to $356.4 million, an increase of $20.1 million or 6.0% from December 31, 2010.  This change was primarily due to increases in total deposits of $18.8 million and line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $105 thousand, unsettled securities payable of $1 million and other liabilities of $183 thousand.

Total deposits at June 30, 2011 were $321.1 million, an increase of $18.8 million or 6.2% from December 31, 2010. The increase in deposits was attributable to an increase of $30.9 million in interest bearing deposit accounts which partially represents migration of $7.4 million from non-interest bearing deposit accounts and $4.7 million from certificates of deposit. The remaining increase represents new funds deposited with the Bank, as a result of competitive pricing of deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by our team of retail branch managers.

At June 30, 2011 and December 31, 2010 respectively, we had advances from the FHLB in the amount of $25.0 million. The weighted average interest rate on these borrowings from the FHLB was 1.49% at June 30, 2011 and 1.49% at December 31, 2010.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $5.0 million at June 30, 2011 as compared to $4.9 million at December 31, 2010 and has contributed $4.4 million as additional capital to the Bank.

On November 1, 2010, the Bank modified the terms of the hybrid capital instrument originally issued on October 31, 2008, in the aggregate amount of $3.0 million in the form of subordinated debt. This instrument qualifies as Tier II capital. The new term of the debt is for a ten year period with a maturity date of November 1, 2020.  The interest rate is at a variable rate equal to the prime rate plus 100 basis points for the entire ten year term. The debt security is redeemable, at the Bank’s option, at par on any January 31st, April 30th, July 31st, or October 31st that the debt security remains outstanding.

Stockholders' equity at June 30, 2011 amounted to $18.7 million, an increase of $918 thousand or 5.2% over December 31, 2010. This increase reflects net income of $468 thousand, other comprehensive income of $448 thousand and stock based compensation expense of $68 thousand partially offset by $66 thousand in cash paid for the declaration of dividends on preferred stock for the six month period ended June 30, 2011.

Results of Operations

Net Income. We recorded net income for the three month period ended June 30, 2011 of $359 thousand or $0.17  per common and diluted share, respectively (after preferred stock dividend) as compared to net income of $521 thousand or $0.25 per common and  diluted share, respectively for the same period in 2010.  The change in net income for the three-month period compared to the prior period was attributable to increases of $148 thousand in net interest income and $29 thousand in non-interest income, offset by increases of $262 thousand in non-interest expense and $180 thousand in provision for loan losses. The net interest margin for the three-month period ended June 30, 2011 decreased by 18 basis points to 3.61% as compared to 3.79% for the same period in 2010.

We recorded net income for the six month period ended June 30, 2011 of $468 thousand or $0.21  per common and diluted share, respectively (after preferred stock dividend) as compared to net income of $996 thousand or $0.48 per common and $0.47 per diluted share for the same period in 2010.  The change in net income for the six-month period compared to the prior period was attributable to increases of $541 thousand in net interest income and $168 thousand in non interest income, offset by increases of $1.0 million in the provision for loan losses and $560 thousand in non-interest expense. The net interest margin for the six-month period ended June 30, 2011 decreased by 7 basis points to 3.78% as compared to 3.85% for the same period in 2010.

Interest Income. Total interest income amounted to $4.2 million for the three-month period ended June 30, 2011, an increase of $87 thousand or 2.1% when compared to the same period in 2010. The increase in interest income was due to volume increases in our interest-earning assets, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 4.84% for the three month period ended June 30, 2011 compared to 5.28% during the same period in 2010. The reduction in yield in the quarterly period reflects the sustained low interest rate environment as long-term, higher yielding assets mature and are replaced with lower yielding assets.

Total interest income amounted to $8.4 million for the six-month period ended June 30, 2011, an increase of $439 thousand or 5.5% when compared to the same period in 2010. The increase in interest income was due to volume increases in our interest-earning assets, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 4.98% for the six month period ended June 30, 2011 compared to 5.35% during the same period in 2010. The reduction in yield in the six-month period reflects the sustained low interest rate environment as long-term, higher yielding assets mature and are replaced with lower yielding assets.

Interest Expense. Total interest expense amounted to $1.1 million for the three-month period ended June 30, 2011, a decrease of $61 thousand or 5.2 % when compared to the same period in 2010. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2010. The average cost of interest-bearing liabilities was 1.36% for the three-month period ended June 30, 2011 compared to 1.65% during the same period in 2010. The reduction in rate was partially offset by the increased volume of interest bearing liabilities.

Total interest expense amounted to $2.2 million for the six-month period ended June 30, 2011, a decrease of $102 thousand or 4.4 % when compared to the same period in 2010. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2010. The average cost of interest-bearing liabilities was 1.37% for the six-month period ended June 30, 2011 compared to 1.68% during the same period in 2010. The reduction in rate was partially offset by the increased volume of interest bearing liabilities. The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

Allowance for Loan Losses.  We recorded a provision for loan losses for the three month period ended June 30, 2011 of $218 thousand compared to a provision of $38 thousand for the same period in 2010.

We recorded a provision for loan losses for the six-month period ended June 30, 2011 of $1.2 million compared to a provision of $147 thousand for the same period in 2010.  As a result of the $2.3 million in charge-offs recorded during the first six months of 2011, the Company’s historical loss rates within the respective portfolios have increased and have resulted in an increased provision for loan loss in the first six months of 2011. At June 30, 2011, our allowance for loan losses represented 1.12% of total loans outstanding and 20.7% of non-performing loans.

Non-Interest Income. For the three-months ended June 30, 2011, non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, origination fees on residential mortgage loans sold, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $149 thousand. This represents an increase of $29 thousand or 24.2% when compared to the same period in 2010. This increase resulted from increases in miscellaneous fee income of $33 thousand, partially offset by decreases of $2 thousand on service charges on deposit accounts and a $2 thousand decrease in Bank owned life insurance.

Non-interest income for the six-months ended June 30, 2011, totaled $442 thousand, an increase of $168 thousand or 61.3% when compared to the same period in 2010. This increase resulted from increases of $117 thousand in gain on sale of loans and miscellaneous fee income of $61 thousand, partially offset by decreases of $8 thousand on service charges on deposit accounts and a $2 thousand decrease in Bank owned life insurance. The $117 thousand represents the gain on sale of one SBA loan, while the $61 thousand increase in miscellaneous fee income is primarily made up of $33 thousand in loan prepayment penalties and $13 thousand in other miscellaneous loan fees.

Non-Interest Expense.  Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.4 million for the three months ended June 30, 2011. This represents an increase of $262 thousand or 12.3% when compared to the same period in 2010. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $144 thousand, net occupancy costs of $56 thousand, professional services costs of $21 thousand, FDIC expense of $7 thousand, other real estate owned expense of $33 thousand, and other operating expenses of $22, partially offset by a decreases in advertising and promotion of $6 thousand and data processing costs of $15 thousand.

Non-interest expense for the six months ended June 30, 2011 totaled $4.8 million, an increase of $560 thousand or 13.4% when compared to the same period in 2010.  The increase in non-interest expense was primarily the result of increases in salary and benefit costs of $321 thousand, data processing costs of $4 thousand, professional services of $41 thousand, other operating expenses of $3 thousand, net occupancy costs of $102 thousand, advertising and promotion expense of $5 thousand, other real estate owned expense of $53 thousand and FDIC deposit insurance premium expense of $31 thousand. The increase in salary, benefit and net occupancy costs was related to adding necessary key administrative and branch personnel to staff coupled with the effect of operating expenses related to the Marlton office which opened in November 2010.

Income Taxes.  We recorded a federal and state income tax expense of $225 thousand during the three month period ended June 30, 2011 compared to an income tax expense of $328 thousand for the same period in 2010. The effective tax rate for the three month period ended June 30, 2011 was 38.5% compared to 38.6% for the three month period ended June 30, 2010.

We recorded a federal and state income tax expense of $281 thousand during the six month period ended June 30, 2011 compared to an income tax expense of $628 thousand for the same period in 2010. The effective tax rate for the six month period ended June 30, 2011 was 37.5% compared to 38.7% for the six month period ended June 30, 2010.

The decrease in the effective tax rate for the six- month period ended June 30, 2011 is due to tax exempt income comprising a larger portion of pretax income as compared to the six-month period ended June 30, 2010.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $58.7 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $55.7 million through the FHLB of New York.  The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio.  At June 30, 2011, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of June 30, 2011 there is an outstanding balance of $5.0 million under this line, an increase from $4.9 million outstanding as of December 31, 2010.  In addition, the Bank’s membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 25% of the Bank’s total assets, subject to certain conditions.

We had cash and cash equivalents of $26.1 million at June 30, 2011 in the form of cash and due from banks.  At June 30, 2011, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $49.0 million. Certificates of deposit scheduled to mature in one year or less totaled $69.5 million at June 30, 2011.  We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

The Bank was in compliance with all applicable minimum capital requirements for all periods presented.  At June 30, 2011 the Bank maintained a Tier I leverage ratio of 6.78%, a Tier I risk-based capital ratio of 8.91% and a total risk-based capital ratio of 10.94%. The Bank’s management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

The Board of Governors of the Federal Reserve System has established similar capital requirements for bank holding companies, on a consolidated basis. However, these requirements only apply to bank holding companies with assets of $500 million or more. As such, the Company is not subject to these requirements.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $5.0 million at June 30, 2011 as compared to $4.9 million at December 31, 2011 and has contributed $4.4 million of this debt as additional capital to the Bank.

On November 1, 2010, the Bank modified the terms of the hybrid capital instrument originally issued on October 31, 2008, in the aggregate amount of $3.0 million in the form of subordinated debt. This instrument qualifies as Tier II capital. The new term of the debt is for a ten year period with a maturity date of November 1, 2020.  The interest rate is at a variable rate equal to the prime rate plus 100 basis points for the entire ten year term. The debt security is redeemable, at the Bank’s option, at par on any January 31st, April 30th, July 31st, or October 31st that the debt security remains outstanding.

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

In December 2009, the Company authorized the establishment of 2,000 shares of no par, $1,000 stated value, Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at the annual rate of  7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

The Bank’s capital ratios at June 30, 2011 and December 31, 2010 are presented in the following table

	June 30, 2011	December 2010
Shareholders’ equity to total assets	5.4%	5.6%
Leverage ratio	6.8%	6.9%
Risk-based capital ratios:
Tier 1	8.9%	8.9%
Total Capital	10.9%	11.2%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement.  Commitments generally have fixed dates or other termination clauses and may require the payment of a fee.  Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements.  Total commitments to extend credit at June 30, 2011 were $49.0 million.  We evaluate each customer’s creditworthiness on a case by case basis.  Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer.   The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer’s creditworthiness on a case by case basis.  Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate.  At June 30, 2011, our obligations under standby letters of credit totaled $2.6 million.

Critical Accounting Policies

Allowance for Losses on Loans

The allowance for losses on loans is based on management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the loan portfolio.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications.  Our historic loss rates and the loss rates of peer financial institutions are also considered.  In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors.  Consideration is also given to examinations performed by regulatory agencies.  Although provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb loan losses in any category.

Management uses significant estimates to determine the allowance for loan losses.  Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management’s estimate of the allowance for loan losses and actual results could differ materially in the near term.

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

Historical loss rates are calculated using the last nine quarters of a variable factor analysis. The analysis consists of economic conditions, concentrations of industry, quality of management and systems, general collateral quality, delinquency trends over the last four quarters, loan grade trends over the past four quarters, annual portfolio growth and credit/borrower concentration.

The loans are grouped into the following categories. Commercial loans and Letters of Credit, Commercial Mortgage Loans, Residential Mortgage Loans, Installment Loans, Home Equity and Credit Lines, and Lease Backed Term Loans.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the our control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

Item 4. Controls and Procedures

The Registrant’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner.  There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Company’s financial condition or results of operations.  However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved in a manner that is materially adverse to the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   [Removed and reserved]

Item 5.   Other Information

              Not applicable.

Item 6.   Exhibits

(a)      The following are filed as exhibits to this report:

             31.1 Certification of Chief Executive Officer required under Section 302 of the Sarbanes – Oxley

                      Act of 2002

             31.2 Certification of Chief Financial Officer required under Section 302 of the Sarbanes – Oxley

                      Act of 2002

             32.1 Certification of Chief Executive Officer required under Section 906 of the Sarbanes – Oxley

                      Act of 2002

             32.2 Certification of Chief Financial Officer required under Section 906 of the Sarbanes – Oxley

                      Act of 2002

                                                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE FINANCIAL CORPORATION

Date:     August 12, 2011                       By: /s/ George W. Matteo, Jr.

                                                            George W. Matteo, Jr.

                                                            President and Chief Executive Officer

                                                            (Principal Executive Officer)

Date:     August 12, 2011                       By: /s/ Keith Winchester

                                                            Keith Winchester

                                                            Executive Vice President and

                                                            Chief Financial Officer

                                                            (Principal Financial and Accounting Officer)