Form 10-Q
period 2011-09-30
Cornerstone Financial Corp
filed 2011-11-10
CIK 1448324

                            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                            Washington, D.C.  20549

                                                                       ____________

                                                                     FORM 10-Q

x Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2011

                                                                           -OR-

 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer [ ]                                                       Accelerated filer [ ]

Non-accelerated filer   [ ]                                                       Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES __  NO  X

As of November 10, 2011, there were 1,954,428 outstanding shares of the registrant's Common stock.

CORNERSTONE FINANCIAL CORPORATION

                                                                       Contents

                                                                                                                                                    Pages

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements....................................................................................... 1

Consolidated Statements of Financial Condition at September 30, 2011 (unaudited)

        and December 31, 2010...............................................................................................................1

Consolidated Statements of Operations (unaudited) for the three months ended

 September 30, 2011 and 2010 …………………......………………………………………………..2

      Consolidated Statements of Operations (unaudited) for the nine months ended

      September 30, 2011 and 2010………………………………………………………………………...3

       Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

       for the nine months ended September 30, 2011..............................................................................4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended

PART II - OTHER INFORMATION

Exhibit 101.INS* - XBRL Instance Document

Exhibit 101.SCH* - XBRL Taxonomy Extension Schema

Exhibit 101.CAL* - XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF* - XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB* - XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE* - XBRL Taxonomy Extension Presentation Linkbase Document

*     Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of

Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

.

PART I. FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

September 30, 2011

December 31, 2010

Assets:	(unaudited)
Cash and due from banks	$6,297	$5,331
Federal funds sold	40,400	3,700
Cash and cash equivalents	46,697	9,031
Investment securities:
Held to maturity (fair value 2011 - $22,569; 2010 - $39,520)	21,929	40,435
Available for sale (amortized cost 2011- $61,440; 2010 - $47,945)	62,081	44,635
Loans receivable	244,286	242,856
Less allowance for loan losses	2,848	3,826
Loans receivable, net	241,438	239,030
Federal Home Loan Bank stock	1,438	1,435
Premises and equipment, net	7,693	7,806
Accrued interest receivable	1,815	2,152
Bank owned life insurance	4,806	4,685
Deferred taxes	557	2,600
Other real estate owned	830	830
Other assets	1,139	1,378

Total Assets

	$390,423	$354,017

Liabilities:
Non-interest bearing deposits	$28,651	$40,514
Interest bearing deposits	190,586	148,259
Certificates of deposit	110,506	113,497
Total deposits	329,743	302,270
Advances from the Federal Home Loan Bank	25,000	25,000
Line of credit	5,000	4,877
Subordinated debt	3,000	3,000
Other liabilities	1,388	1,122
Unsettled Security payable	5,250	-

Total Liabilities

	369,381	336,269

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock:
$0 par value; $1,000 per share stated value, authorized 1,000,000 shares; issued and outstanding 1,900 at September 30, 2011 and December 31, 2010, respectively	1,900	1,900
Common stock:
$0 par value: authorized 10,000,000 shares; issued and outstanding 1,954,428 at September 30, 2011 and December 31, 2010, respectively	-	-
Additional paid-in capital	17,700	16,727
Accumulated other comprehensive income (loss)	385	(1,988)
Retained earnings	1,057	1,109
Total Shareholders’ Equity	21,042	17,748
Total Liabilities and Shareholders’ Equity	$390,423	$354,017

See accompanying notes to consolidated financial statements.

                                                                   CORNERSTONE FINANCIAL CORPORATION

                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

            Three Months Ended

(In thousands, except per share data)	September 30, 2011	September 30, 2010

Interest Income

	(Unaudited)	(Unaudited)
Interest and fees on loans	$ 3,295	$ 3,460
Interest on investment securities	956	593
Interest on federal funds	3	16

Total interest income

	4,254	4,069

Interest Expense

Interest on deposits	915	991
Interest on borrowings	176	171

Total interest expense

	1,091	1,162
Net interest income	3,163	2,907
Provision for loan losses	207	235
Net interest income after loan loss provision	2,956	2,672

Non-Interest Income

Service charges on deposit accounts	46	50
Bank owned life insurance income	42	41
Gain on sale of loan	18	291
Gain on sale of securities	44	-
Miscellaneous fee income	44	30

Total non-interest income

	194	412

Non-Interest Expense

Salaries and employee benefits	1,453	1,231
Net occupancy	384	298
Data processing and other service costs	127	115
Professional services	173	322
Advertising and promotion	41	26
Other real estate owned expense	22	10
FDIC expense	31	131
Other operating expenses	188	161
Total non-interest expense	2,419	2,294

Income before income taxes	731	790
Income tax expense	282	311
Net income	449	479
Preferred stock dividends	33	33
Net income available to common shareholders	$ 416	$ 446

Earnings per share

Basic	$ 0.21	$ 0.23	(1)
Diluted	$ 0.21	$ 0.23	(1)

Weighted average shares outstanding

Basic	1,954	1,954	(1)
Diluted	1,954	1,978	(1)

 (1)   All  share and per share amounts have been restated to reflect the 8.0% common stock dividend paid on May 16, 2011  to common shareholders of record as of April 15, 2011.

                 See accompanying notes to consolidated financial statements.

                                                             CORNERSTONE FINANCIAL CORPORATION

                                                           CONSOLIDATED STATEMENTS OF OPERATIONS

           Nine Months Ended

(In thousands, except per share data)	September 30, 2011	September 30, 2010

Interest Income

	(Unaudited)	(Unaudited)
Interest and fees on loans	$ 9,939	$ 10,248
Interest on investment securities	2,729	1,781
Interest on federal funds	9	24

Total interest income

	12,677	12,053

Interest Expense

Interest on deposits	2,752	2,932
Interest on borrowings	530	523

Total interest expense

	3,282	3,455
Net interest income	9,395	8,598
Provision for loan losses	1,378	382
Net interest income after loan loss provision	8,017	8,216

Non-Interest Income

Service charges on deposit accounts	136	148
Bank owned life insurance income	121	123
Gain on sale of loans	174	330
Gain on sale of securities	44	-
Miscellaneous fee income	161	85

Total non-interest income

	636	686

Non-Interest Expense

Salaries and employee benefits	4,191	3,648
Net occupancy	1,113	925
Data processing and other service costs	368	352
Professional services	501	609
Advertising and promotion	119	99
Other real estate owned expense	89	24
FDIC expense	286	355
Other operating expenses	506	476
Total non-interest expense	7,173	6,488

Income before income taxes	1,480	2,414
Income tax expense	563	939
Net income	917	1,475
Preferred stock dividends	100	99
Net income available to common shareholders	$ 817	$ 1,376

Earnings per share

Basic	$ 0.42	$ 0.70	(1)
Diluted	$ 0.42	$ 0.70	(1)

Weighted average shares outstanding

Basic	1,954	1,954	(1)
Diluted	1,958	1,967	(1)

 (1)   All  share and per share amounts have been restated to reflect the 8.0% common stock dividend paid on May 16, 2011  to common shareholders of record as of April 15, 2011.

                 See accompanying notes to consolidated financial statements.

                                                                             CORNERSTONE FINANCIAL CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

                                                                                                                                              (Unaudited)

(In thousands, except per share data)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2010		$1,900	$-	$16,727	$1,109	$(1,988)	$17,748
Comprehensive income
Net income	$917	-	-	-	917	-	917
Unrealized gain on securities available for sale, net of tax	2,373					2,373	2,373
Comprehensive income	$3,290
Stock based compensation		-	-	104	-	-	104
7 % Preferred stock dividend		-	-	-	(100)	-	(100)
Declaration of 8% common stock dividend		-	-	869	(869)	-	-
Balance at September 30, 2011		$1,900	$-	$17,700	$1,057	$385	$21,042

See accompanying notes to consolidated financial statements.

                                                                      CORNERSTONE FINANCIAL CORPORATION

                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine Months Ended

(In thousands)	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income	$ 917	$ 1,475
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,378	382
Depreciation	328	293
Amortization of premiums and discounts, net	(120)	39
Stock option expense	104	101
Gain on sale of loans	(174)	-
Gain on sale of securities	(44)	-
Deferred tax expense(benefit)	465	(54)
Income on bank owned life Insurance	(121)	(123)
Decrease in accrued interest receivable
and other assets	577	94
Increase in other liabilities	266	197
Net cash provided by operating activities	3,576	2,404
Cash flows from investing activities:
Purchases of investments held to maturity	-	(44,509)
Purchases of securities available for sale	(26,309)	(28,519)
Repayment of investments available for sale	8,178	-
Repayment of investments held to maturity	18,511	48,320
Sale of investments available for sale	10,044	-
(Purchase) redemption of FHLB stock	(3)	137
Net increase in loans	(3,612)	(3,851)
Purchases of premises and equipment	(215)	(159)
Net cash provided (used) in investing activities	6,594	(28,581)
Cash flows from financing activities:
Net increase in deposits	27,473	60,340
Proceeds from borrowings	10,123	242,753
Principal payments on borrowings	(10,000)	(247,483)
Cash dividend paid for preferred stock	(100)	(99)
Net cash provided by financing activities	27,496	55,511

Net increase in cash and cash equivalents	37,666	29,334
Cash and cash equivalents at the beginning of the period	9,031	4,742
Cash and cash equivalents at the end of the period	46,697	$ 34,076

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ 3,296	$ 3,466
Cash paid during the period for income taxes	96	991
Net change in unrealized gain on securities, net of tax	2,373	101
Supplemental non-cash investing and financing activities:
Unsettled securities payable	$ 5,250	$ 4,000

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

NOTE 5 – STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) 718 Stock Compensation. The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.  The Company had $159 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at September 30, 2011.

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

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at September 30, 2011 and December 31, 2010 is as follows (in thousands):

                                                                                       September 30, 2011

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments held to maturity:
Government agency obligations	$ 14,982	$ 163	$ (10)	$ 15,135
Mortgage backed securities	6,947	487	-	7,434
Total	$ 21,929	$ 650	$ (10)	$ 22,569

Investments available for sale:
Government agency obligations	$ 61,440	650	$ (9)	$ 62,081
Total	$ 61,440	$ 650	$ (9)	$ 62,081

                                                                                    December 31, 2010

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments held to maturity:
Government agency obligations	$ 32,706	$ 68	$ (1,131)	$ 31,643
Mortgage backed securities	7,729	148	-	7,877
Total	$ 40,435	$ 216	$ (1,131)	$ 39,520

Investments available for sale:
Government agency obligations	$ 38,056	$ -	$ (2,496)	$ 35,560
US Treasury Securities	9,889	-	(814)	9,075
Total	$ 47,945	$ -	$ (3,310)	$ 44,635

The following table sets forth information regarding the fair value and unrealized losses on the Company’s temporarily impaired investment securities at September 30, 2011 and December 31, 2010 for the time periods shown (in thousands):

                                                                                                                             September 30, 2011

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments held to maturity:
Government agency obligations	$ 3,680	$ (10)	$ -	$ -	$ 3,680	$ (10)

Investments available for sale:
Government agency obligations	4,825	(9)	-	-	4,825	(9)
Total temporarily impaired investment securities	$ 8,505	$ (19)	$ -	$ -	$ 8,505	$ (19)

                                                                                                       December 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments held to maturity:
Government agency obligations	$ 27,132	$ (1,131)	$ -	$ -	$ 27,132	$ (1,131)

Investments available for sale:
Government agency obligations	35,560	(2,496)	-	-	35,560	(2,496)
US Treasury Securities	9,075	(814)	-	-	9,075	(814)
Total temporarily impaired investment securities	$ 71,767	$ (4,441)	$ -	$ -	$ 71,767	$ (4,441)

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

Other Comprehensive Income (Loss)

The change in other comprehensive income (loss) components and related tax benefit are as follows for the nine months ended September 30, 2011 and September 30, 2010. (In thousands):

                                                                                                                              September 30,

		2011
	Before-Tax		Net-of-Tax
Unrealized gain on securities available for sale:	Amount	Tax Benefit	Amount
Unrealized holding gain arising during the year	$3,951	$(1,578)	$2,373
Other comprehensive income	$3,951	$(1,578)	$2,373

                                                                                                                               September 30,

		2010
	Before-Tax		Net-of-Tax
Unrealized gain on securities available for sale:	Amount	Tax Benefit	Amount
Unrealized holding gain arising during the year	$169	$(68)	$101
Other comprehensive income	$169	$(68)	$101
8

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

Loans receivable consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Commercial	$ 105,859	$ 95,441
Real estate, Commercial	110,637	112,217
Real estate, Residential	9,131	14,780
Construction	11,741	13,177
Consumer loans	7,190	7,450
Net deferred loan fees	(272)	(209)
	244,286	242,856
Allowance for loan losses	(2,848)	(3,826)

Loans receivable, net	$ 241,438	$ 239,030

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds for most loans. At September 30, 2011, the loans-to-one-borrower limitation was approximately $4.7 million; this excludes an additional 10% of capital funds, or approximately $3.1 million which may be loaned if collateralized by readily marketable securities.  At September 30, 2011, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitation of 15% of capital funds.

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

Non-Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. At September 30, 2011 the Company had twenty one loan relationships totaling $15.9 million in non-accrual loans compared to twelve relationships totaling $9.8 million in non-accrual loans at December 31, 2010. The Company recognized no interest income on non-accrual loans during the nine month period ended September 30, 2011 as compared to $149 thousand for the nine month period ended September 30, 2010.

The following table represents loans by credit quality indicator at September 30, 2011.

(In thousands)		Special		Non
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Commercial	$ 97,686	$ -	$ 3,724	$ 311	$ 105,721
Real Estate, Commercial	97,594	246	2,352	10,312	110,504
Real Estate, Residential	8,159	-	-	964	9,123
Construction	11,714	-	-	-	11,714
Consumer	6,644	-	243	337	7,224
Total loans	$ 221,797	$ 246	$ 6,319	$ 15,924	$ 244,286

The following table represents loans by credit quality indicator at December 31, 2010.

(In thousands)		Special		Non
		Mention	Classified	Performing
	Pass	Loans	Loans	Loans	Total
Commercial	$ 93,209	$ 845	$ -	$ 1,296	$ 95,350
Real Estate, Commercial	101,718	2,175	-	8,213	112,106
Real Estate, Residential	13,596	-	1,170	-	14,766
Construction	13,145	-	-	-	13,145
Consumer	6,905	244	51	289	7,489
Total loans	$ 228,572	$ 3,264	$ 1,221	$ 9 ,798	$ 242,856

The following table represents past-due loans as of September 30, 2011.

(In thousands)	30-89 Days	90 Days or more	Total Past	Accruing	Non-
	Past Due and	Past Due and	Due and	Current	Accrual	Total Loan
	Still Accruing	Still Accruing	Still Accruing	Balances	Balances	Balances
Commercial	$ 2,032	$ -	$ 2,032	$ 101,410	$ 4,311	$ 105,721
Real Estate, Commercial	-	-	-	100,192	10,312	110,504
Real Estate, Residential	-	-	-	8,159	964	9,123
Construction	-	138	138	11,714	-	11,714
Consumer	1	243	244	6,887	337	7,224
Total loans and leases	$ 2,033	$ 381	$ 2,414	$ 228,362	$ 15,924	$ 244,286

Percentage of total loans	0.84%	0.16%	1.00%	94.60%	6.60%

The following table represents past-due loans as of December 31, 2010.

(In thousands)	30-89 Days	90 Days or more	Total Past	Accruing	Non-
	Past Due and	Past Due and	Due and	Current	Accrual	Total Loan
	Still Accruing	Still Accruing	Still Accruing	Balances	Balances	Balances
Commercial	$ 209	$ 634	$ 843	$ 94,054	$ 1,296	$ 95,350
Real Estate, Commercial	-	-	-	103,893	8,213	112,106
Real Estate, Residential	-	244	244	14,766	-	14,766
Construction	-	-	-	13,145	-	13,145
Consumer	-	-	-	7,200	289	7,489
Total loans	$ 209	$ 878	$ 1,087	$ 233,058	$ 9,798	$ 242,856

Percentage of total loans	0.09%	0.36%	0.45%	95.97%	4.03%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At September 30, 2011, the Company had thirty impaired loan relationships totaling $17.5 million (included within the non-accrual loans discussed above) in which $8.7 million in impaired loans had a related allowance for credit losses of $1.2 million  and $8.8 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $17.9 million as of September 30, 2011, and interest income recorded on impaired loans during the nine months ended September 30, 2011 totaled $9 thousand, as compared to $149 thousand for the nine months ended September 30, 2010.

At September 30, 2011 the Company had two loan relationships totaling $381 thousand that were delinquent ninety days or more and still accruing interest. At December 31, 2010, the Company had two loan relationships totaling $878 thousand that were delinquent ninety days or more and still accruing interest.

The following table represents data on impaired loans at September 30, 2011 and September 30, 2010.

(In thousands)	2011	2010
Impaired loans for which a valuation allowance has been provided	$ 8,652	$ 3,696
Impaired loans for which no valuation allowance has been provided	8,802	8,004
Total loans determined to be impaired	17,454	11,700

Allowance for loan losses related to impaired loans	1,229	1,848

Average recorded investment in impaired loans	17,919	12,717
Cash basis interest income recognized on impaired loans	$ 9	$ 149

The following table presents impaired loans by portfolio class at September 30, 2011.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While
	Investment	Balance	Allowance	Investment	Impaired
Impaired loans with a valuation allowance:
Commercial	$ 1,669	$ 1,669	$ 151	$ 1,725	$ -
Real Estate, Commercial	5,824	5,824	911	6,091	-
Real Estate, Residential	964	964	69	1,105	-
Consumer	195	195	98	196	-
Subtotal	8,652	8,652	1,229	9,117	-

Impaired loans with no valuation allowance:
Commercial	3,791	3,791	-	3,791	-
Real Estate, Commercial	4,626	4,626	-	4,626	3
Real Estate, Residential	-	-	-	-	-
Consumer	385	385	-	385	6
Subtotal	8,802	8,802	-	8,802	9

Total Impaired loans:
Commercial	5,460	5,460	151	5,516	-
Real Estate, Commercial	10,450	10,450	911	10,717	3
Real Estate, Residential	964	964	69	1,105	-
Consumer	580	580	98	581	6
Total	$ 17,454	$ 17,454	$ 1,229	$ 17,919	$ 9

The following table presents impaired loans by portfolio class at December 31, 2010.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While
	Investment	Balance	Allowance	Investment	Impaired
Impaired loans with a valuation allowance:
Commercial	$ 1,198	$ 1,198	$ 962	$ 1,209	$ 6
Real Estate, Commercial	2,060	2,060	1,020	2,064	-
Consumer	199	199	99	200	5
Subtotal	3,457	3,457	2,081	3,473	11

Impaired loans with no valuation allowance:
Commercial	732	732	-	1,341	2
Real Estate, Commercial	6,153	6,153	-	7,085	10
Consumer	385	385	-	381	13
Subtotal	7,271	7,271	-	8,807	25

Total Impaired loans:
Commercial	1,930	1,930	962	2,550	8
Real Estate, Commercial	8,213	8,213	1,020	9,149	10
Consumer	584	584	99	581	18
Total	$ 10,728	$ 10,728	$ 2,081	$ 12,280	$ 36

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

The following table provides information regarding risk elements in the loan portfolio as of September 30, 2011 and December 31, 2010

(In thousands)	September 30, 2011	December 31, 2010
Non-performing assets:
Loans past due 90 days or more and accruing
Commercial	$ -	$ 634
Construction	138	-
Consumer	243	244
Total loans past due 90 days or more and accruing	381	878
Non-accrual loans:
Commercial	4,311	1,296
Real Estate, Commercial	10,312	8,213
Real Estate, Residential	964	-
Consumer	337	289
Total non-accrual loans	15,924	9,798
Impaired loans	455	51
Restructured loans	694	-
Total non-performing loans	17,073	9,849
Real estate owned	830	830
Total non-performing assets	$ 18,284	$ 11,557
Non-performing loans as a percentage of loans	6.99%	4.06%
Non-performing assets as a percentage of loans and real estate owned	7.46%	4.76%
Non-performing assets as a percentage of total assets	4.68%	3.26%

During the nine month period ended September 30, 2011 the Company experienced a $6.1 million increase in non-accrual loans. This change reflects the downgrading of eleven credit relationships to non-accrual status totaling $8.8 million partially offset by partial and total charge offs of nine credit relationships representing twenty one loans in the amount of $2.4 million and principal reductions on non accrual loans of $334 thousand during the nine  month period ended September 30, 2011. The downgraded loans consisted of two residential mortgage loans totaling $964 thousand, six commercial relationships representing eleven loans totaling $4.3 million, three commercial real estate  loans totaling $2.6 million and one consumer loan totaling $48 thousand.

The following tables set forth activity within the Bank’s allowance for losses by portfolio class during the three and nine month periods ended September 30, 2011 and September 30, 2010:

   Three months ended September 30, 2011 and September 30, 2010:

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, July 1, 2011	$ 833	$ 1,366	$ 337	$ 129	$ 2,665
Charge-off	(50)	-	-	-	(50)
Provision	146	75	(28)	14	207
Recovery	26	-	-	-	26
Ending Balance, September 30, 2011	$ 955	$ 1,441	$ 309	$ 143	$ 2,848

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, July 1, 2010	$ 1,789	$ 1,146	$ 416	$ 78	$ 3,429
Charge-off	-	-	-	-	-
Recovery	1	-	-	-	1
Provision	56	228	(30)	(19)	235
Ending Balance, September 30, 2010	$ 1,846	$ 1,374	$ 386	$ 59	$ 3,665

  Nine months ended September 30, 2011 and September 30, 2010:

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, December 31, 2010	$ 1,743	$ 1,527	$ 417	$ 139	$ 3,826
Charge-off	(2,101)	-	(281)	-	(2,382)
Provision	1,287	(86)	173	4	1,378
Recovery	26	-	-	-	26
Ending Balance, September 30, 2011	$ 955	$ 1,441	$ 309	$ 143	$ 2,848

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, January 1, 2010	$ 1,838	$ 1,051	$ 447	$ 96	$ 3,432
Charge-off	(149)	-	-	-	(149)
Provision	157	323	(61)	(37)	382
Ending Balance, September 30, 2010	$ 1,846	$ 1,374	$ 386	$ 59	$ 3,665

                                                                                                                                                        September 30, 2011               September 30, 2010
Period-end loans outstanding	$ 244,286	$ 242,125
Average loans outstanding	$ 239,844	$ 237,288
Allowance as a percentage of period-end loans	1.17%	1.51%
Net charge-offs as a percentage of average loans	0.98%	0.06%

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Ending balance individually evaluated for impairment	$ 151	$ 912	$ 69	$ 97	$ 1,229
Ending balance collectively evaluated for impairment	804	529	240	46	1,619
Ending Balance, September 30, 2011	$ 955	$ 1,441	$ 309	$ 143	$ 2,848

		Commercial	Residential
Financing receivable:	Commercial	Real Estate	Real Estate	Consumer	Construction	Total
Ending balance	$ 105,721	$ 110,504	$ 9,123	$ 7,224	$11,714	$ 244,286
Ending balance individually evaluated for impairment	8,035	12,663	964	580	-	2,242
Ending balance collectively evaluated for impairment	97,686	97,841	8,159	6,644	11,714	222,044

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan loss the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is no recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then deduct the holding and selling costs from the discounted appraisal value. At September 30, 2011, the Company maintained an allowance for loan loss ratio of 1.17% to period end loans outstanding. On a linked basis, our non-performing assets have increased by $6.7 million over their levels at December 31, 2010 representing a non-performing asset to total asset ratio of 4.68% at September 30, 2011 as compared to a non-performing asset to total asset ratio 3.26% at December 31, 2010.

The Company’s charge-off policy states any asset classified loss shall be charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the Board Loan Committee (“BLC”) reviews past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan is charged to the allowance for loan loss.  In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan loss.

For the nine month period ending September 30, 2011 the Company experienced fifteen total charge offs relating to seven loan relationships totaling $1.5 million and seven partial charge-offs relating to five loan relationships totaling $872 thousand as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010.

The Company modifies loans by offering a restructuring in loan terms that may include but is not limited to, principal moratoriums and interest rate reductions. Of the 7 loan modifications classified as troubled debt restructures in 2011, 6 involved principal moratoriums and 1 involved a payment restructure which was a concession from the original loan terms.

The following tables present loans by class which were modified as trouble debt restructurings during the three and nine month periods ended September 30, 2011, respectively (in thousands);

Three Months ended September 30, 2011:

Trouble Debt Restructuring	Number of loans	Pre Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	4	$ 374	$ 374
Commercial Real Estate	1	219	219
Total	5	$ 593	$ 593

Nine Months ended September 30, 2011:

Trouble Debt Restructuring	Number of loans	Pre Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	6	$ 475	$ 475
Commercial Real Estate	1	219	219
Total	7	$ 694	$ 694

Trouble Debt Restructuring That Subsequently Defaulted	Number of loans	Recorded Investment
Commercial	2	$ 101
Total	2	$ 101

There were no troubled debt restructurings during the three or nine month periods ended September 30, 2010.

NOTE 8 – Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is carried at its aggregate cash surrender value less surrender charges and totaled $4.8 million at September 30, 2011.  Income of $121 thousand was recognized on BOLI during the nine month period ended September 30, 2011 as compared to $123 thousand for the nine month period ended September 30, 2010. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 9 – Deferred Compensation Plans

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The “Executive Plan”) and the Directors’ Fee Deferral and Death Benefit Plan (the “Directors’ Plan”).  Both plans provide for payments of deferred compensation to participants. The Company recorded $238 thousand in deferred compensation expense during the nine month period ended September 30, 2011 as compared to $128 thousand for the nine month period ended September 30, 2010.

NOTE 10 – Income Taxes

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Accounting for Uncertainty in Income Taxes.  ASC 740 prescribes a threshold and measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has determined that there are no significant uncertain tax positions requiring recognition in its financial statements.

Federal tax years 2008 through 2010 remain subject to examination as of September 30, 2011, while tax years 2007 through 2010 remain subject to examination by state taxing jurisdictions.  In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely than not that our deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of September 30, 2011 or December 31, 2010. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company’s deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company’s net income in the period in which it is recorded.

NOTE 11 – Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements.

ASC 820 does not require any new fair value measurements.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

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

•         Level 3.       Level 3 inputs are unobservable inputs.

The fair value of securities available for sale are determined by obtaining quoted prices on a nationally recognized securites exchange ( Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities ( Level 2 inputs).

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

          Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Investment Securities
US Government Obligations	$ -	$ 62,081	$ -	$ -	$ 35,560	$ -
US Treasury Securities	$ -	$ -	$ -	$ 9 ,075	$ -	$ -
Total assets on a recurring basis at fair value	$ -	$ 62,081	$ -	$ 9,075	$ 35,560	$ -

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Impaired loans	$ -	$ 17,454	$ -	$	$ 10,727	$ -
Other real estate owned	$ -	$ 830	$ -	$	$ 830	$ -
Total assets on a non recurring basis at fair value	$ -	$ 18,284	$ -	$	$ 11,557	$ -

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

As required by ASC 825-10-65, the estimated fair value of financial instruments at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$46,697	$46,697	$9,031	$9,031
Investments held to maturity
Federal Agency Securities	14,982	15,135	32,706	31,643
Mortgage-backed Securities	6,947	7,434	7,729	7,877
Investments available for sale
US Treasury Securities	-	-	9,075	9,075
Federal Agency Securities	62,081	62,081	35,560	35,560
Loans receivable	244,286	274,217	242,856	265,397
FHLB stock	1,438	1,438	1,435	1,435
Bank owned life insurance	4,806	4,806	4,685	4,685
Accrued interest receivable	1,815	1,815	2,152	2,152
Total financial assets	$383,052	$413,623	$345,229	$366,855

Financial Liabilities:
Checking accounts	$53,193	$53,193	$59,625	$59,625
Statement savings accounts	3,530	3,530	3,203	3,203
Money market accounts	9,883	9,883	10,248	10,248
Index accounts	152,631	152,631	115,697	115,697
Certificates of deposit	110,506	108,662	113,497	112,495
FHLB advances	25,000	25,000	25,000	25,000
Line of credit	5,000	5,000	4,877	4,877
Subordinated debt	3,000	3,000	3,000	3,000
Accrued interest payable	173	173	187	187
Total financial liabilities	$362,916	$361,072	$335,334	$334,332

	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$46,760	$-	$58,051	$-

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

   In January 2011, the FASB issued ASU No. 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delayed the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods beginning after June 15, 2011. The Company adopted ASU 2011-01 during the third quarter 2011 and the relevant disclosures are included in this Form 10-Q.

  In April 2011, The FAS issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amended guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). The ASU responded to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. It is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact to the financial statements.

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

  In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will impact the Company’s presentation of comprehensive income within the financial statements. However, it will not impact the financial statements amounts.

NOTE 13– Private Placement Common Stock Offering and Preferred Stock Issuance

In June 2009, the Board of Directors of the Company approved a private placement common stock offering to accredited investors. In connection with this offering, the Board of Directors approved the issuance of common stock purchase warrants.  As part of the offering, one warrant was issued for each share of Company common stock, no par value, sold in the stock offering. Each warrant issued under the offering will allow the holder of the warrant to purchase one share of Company common stock, for a price of $9.00 per share through June 26, 2013. For the year ended December 31, 2009, the Company sold 153,889 shares under this offering and issued 153,889 common stock warrants. The $1.1 million proceeds received from the common stock offering were recorded as additional paid in capital.

In December 2009, the Company authorized the establishment of 2,000 shares of no par, $1,000 stated value, Series A Perpetual Non-Cumulative  Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

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

At September 30, 2011, we had total assets of $390.4 million, total loans, gross of $244.3 million, total investment securities of $84.0 million and total deposits of $329.7 million compared to total assets of $354.0 million, total loans, gross of $242.8 million, total investment securities of $85.1 million and total deposits of $302.3 million at December 31, 2010. Our growth in assets and deposits reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customers’ needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at September 30, 2011, which are expected to mature or reprice in each of the time periods shown:

(In thousands)	One Year or Less	One-Five

Years

			Over Five Years	Non-Rate Sensitive Assets/ Liabilities	Total
Interest-earning assets:
Short term investments	$ 40,400	$ -	$ -	$ -	$ 40,400
Investment securities held to maturity	-	-	21,929	-	21,929
Investment securities available for sale			62,081	-	62,081
Loans receivable	126,910	67,576	49,800	-	244,286
Total interest-earning assets	167,310	67,576	133,810	-	368,696
Non-rate sensitive assets: Other assets	-	-	-	21,727	21,727
Total assets	$ 67 ,310	$ 67,576	$ 133,810	$ 21,727	$ 390,423

Interest-bearing liabilities:
Interest-bearing demand	$ 24,542	$ -	$ -	$ -	$ 24,542
Statement savings	3,530	-	-	-	3,530
Money market	162,514	-	-	-	162,514
Certificates of deposit	59,640	50,866	-	-	110,506
Subordinated debt	-	3,000	-	-	3,000
Borrowings	20,000	10,000	-	-	30,000
Total interest-bearing liabilities	270,226	63,866	-	-	334,092
Non-rate sensitive liabilities:
Non-interest bearing deposits	-	-	-	28,651	28,651
Other liabilities	-	-	-	6,638	6,638
Capital	-	-	-	21,042	21,042
Total liabilities and capital	$ 270,226	$ 63,866	$ -	$ 56,331	$ 390,423
Period GAP	$ (102,916)	$ 3,710	$ 133,810	$ (34,604)
Cumulative interest-earning assets	$ 167,310	$ 234,886	$ 368,696
Cumulative interest-bearing liabilities	$ 270,226	$ 334,092	$ 334,092
Cumulative GAP	$ (102,916)	$ (99,206)	$ 34,604
Cumulative RSA/RSL (1)	61.91%	70.31%	110.36%

(1)                 Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

    At September 30, 2011, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at September 30, 2011 as compared to December 31, 2010 and our results of operations for the three and nine month periods ended September 30, 2011 as compared to the same period in 2010.

 Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011 were $390.4 million, an increase of $36.4 million or 10.3% over December 31, 2010. This change was primarily due to increases in cash and cash equivalents of $37.7 million, bank owned life insurance of $121 thousand, investment securities available for sale of $17.4 million, loans receivable, net , of $2.4 million and FHLB stock of $3 thousand, partially offset by decreases in other  assets of $239 thousand, in investment securities held to maturity of $18.5 million, accrued interest receivable of $337 thousand, deferred taxes of $2.0 million, and premises and equipment of $113 thousand. Management has elected to keep excess cash flow in short term, liquid assets to fund anticipated loan demand over the next several quarters.

Gross loans receivable at September 30, 2011, totaled $244.3 million, an increase of $1.4 million or 0.6% from   December 31, 2010.  This change was attributable to an increase of $10.4 million in commercial loans, offset by decreases of $5.7 million in residential real estate loans, $1.6 million in commercial real estate loans,$1.4 million in construction loans, and $260 thousand in consumer loans. The decline in gross loans represents significant payoffs received during the nine months ended September 30, 2011 coupled with recording $2.4 million in loan charge-offs.

See Footnote 7 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets consist of non-accrual loans (loans on which the accrual of interest has ceased) loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans,  and real estate owned.  Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized no interest income on non-accrual loans during the nine month period ended September 30, 2011 as compared to $149 thousand for the nine month period ended September 30, 2010.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At September 30, 2011 the Company had twenty one loan relationships totaling $15.9 million on non-accrual status compared to twelve relationships totaling $9.8 million on non-accrual status at December 31, 2010. At September 30, 2011, the Company had thirty impaired loan relationships totaling $17.5 million (included within the non-accrual loans discussed above) in which $8.7 million in impaired loans had a related allowance for credit losses of $1.2 million and $8.8 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $17.9 million as of September 30, 2011, and interest income recorded on impaired loans during the nine months ended September 30, 2011 totaled $9 thousand, as compared to $149 thousand for the nine months ended September 30, 2010.

The balance in loans 90-days past due and still accruing at September 30, 2011 equaled $381 thousand, a decrease of $497 thousand from the reported levels at December 31, 2010. The change was a result of one commercial loan relationship migrating from 90-days past due and still accruing to non accrual status and the addition of one consumer loan totaling $243 thousand and one construction loan totaling $138 thousand.

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

During the nine month period ended September 30, 2011 the Company experienced a $6.1 million increase in non-accrual loans. This change reflects the downgrading of eleven credit relationships to non-accrual status totaling $8.8 million partially offset by partial and total charge offs of nine credit relationships representing twenty one loans in the amount of $2.4 million and principal reductions on non accrual loans of $334 thousand during the nine  month period ended  September 30, 2011. The downgraded loans consisted of two residential mortgage loans totaling $964 thousand, six commercial relationships representing eleven loans totaling $4.3 million, three commercial real estate loans totaling $2.6 million and one consumer loan totaling $48 thousand.

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan loss the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan losses, the CAC reviews an updated loan impairment analysis on each problem credit to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan, adjusted for holding and selling costs. In the event there is no recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. At September 30, 2011, the Company maintained an allowance for loan loss ratio of 1.17% to period end loans outstanding.

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

For the nine month period ending September 30, 2011 the Company experienced fifteen total charge offs relating to seven loan relationships totaling $1.5 million and seven partial charge-offs relating to five loan relationships totaling $872 thousand as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  At September 30, 2011 and December 31, 2010 the Company had $830 thousand in real estate owned.

Our investment securities are classified as either held to maturity or available for sale. Our investment portfolio decreased by $1.1 million or 1.3% to $84.0 million at September 30, 2011, from $85.1 million at December 31, 2010. The change in our investment portfolio is related to purchases of available for sale securities of $31.6 million offset by $17.8 million in calls within our held to maturity securities portfolio, $8.2 million in our available for sale portfolio and the sale of $10 million in US Treasury securities, coupled with paydowns and associated premium and discount amortization associated within our mortgage backed securities portfolio. See Footnote 6 to our Consolidated Financial statements for more information regarding our investment securities portfolio.

Our cash and cash equivalents increased by $37.7 million to $46.7 million at September 30, 2011 from $9.0 million at December 31, 2010. The increase reflects cash inflows from an increase in deposits, repayments of higher yielding investment securities in a lower rate environment and loan repayment and prepayments exceeding current loan funding demands. The increase in deposits reflects, in part, the Bank benefiting from merger activity involving competing institutions and resulting customer dislocation. Management has elected to keep excess cash flow in short term, liquid assets to fund anticipated loan demand over the next several quarters.

Total liabilities at September 30, 2011 amounted to $369.4 million, an increase of $33.1 million or 9.8% from December 31, 2010.  This change was primarily due to increases in total deposits of $27.5 million and line of credit borrowings from Atlantic Central Bankers Bank (ACBB) of $123 thousand, unsettled securities payable of $5.2 million, representing securities purchased in September with October settlements, and other liabilities of $266 thousand.

Total deposits at September 30, 2011 were $329.7 million, an increase of $27.5 million or 9.1% from December 31, 2010. The increase in deposits was attributable to an increase of $42.3 million in interest bearing deposit accounts which partially represents migration of $11.9 million from non-interest bearing deposit accounts and $2.9 million from certificates of deposit. The remaining increase represents new funds deposited with the Bank, as a result of competitive pricing of deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by our team of retail branch managers.

At September 30, 2011 and December 31, 2010 respectively, we had advances from the FHLB in the amount of $25.0 million. The weighted average interest rate on these borrowings from the FHLB was 1.14% at September 30, 2011 and 1.49% at December 31, 2010.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $5.0 million at September 30, 2011 as compared to $4.9 million at December 31, 2010 and has contributed $4.4 million as additional capital to the Bank.

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

Stockholders' equity at September 30, 2011 amounted to $21.0 million, an increase of $3.3 million or 18.6% over December 31, 2010. This increase reflects net income of $917 thousand and other comprehensive income of $2.4 million, partially offset by $100 thousand in cash paid for the declaration of dividends on preferred stock for the nine month period ended September 30, 2011.

Results of Operations

Net Income. We recorded net income for the three month period ended September 30, 2011 of $449 thousand or $0.21  per common and diluted share, respectively (after preferred stock dividend) as compared to net income of $479 thousand or $0.23 per common and  diluted share, respectively for the same period in 2010.  The change in net income for the three-month period compared to the prior period was attributable to increases of $256 in net interest income, a $28 thousand decrease in provision for loan loss, and a $218 thousand decrease in non-interest income, offset by an increase of $125 thousand in non-interest expense. The net interest margin for the three-month period ended September 30, 2011 decreased by 2 basis points to 3.55% as compared to 3.57% for the same period in 2010.

We recorded net income for the nine month period ended September 30, 2011 of $917 thousand or $0.42 per common and diluted share, respectively (after preferred stock dividend) as compared to net income of $1.5 million or $0.70 per common and  diluted share, respectively for the same period in 2010.  The change in net income for the nine-month period compared to the prior period was attributable to an increase of $797 thousand in net interest income and a $376 thousand decrease in income tax expense offset by a decrease of $50 thousand in non interest income and increases of $996 thousand in the provision for loan losses and $685 thousand in non-interest expense. The net interest margin for the nine-month period ended September 30, 2011 and September 30 2010 was 3.70%.

Interest Income. Total interest income amounted to $4.3 million for the three-month period ended September 30, 2011, an increase of $185 thousand or 4.5% when compared to the same period in 2010. The increase in interest income was due to volume increases in our interest-earning assets, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 4.71% for the three month period ended September 30, 2011 compared to 4.80% during the same period in 2010. The reduction in yield in the quarterly period reflects the sustained low interest rate environment as long-term, higher yielding assets mature and are replaced with lower yielding assets.

Total interest income amounted to $12.7 million for the nine-month period ended September 30, 2011, an increase of $624 thousand or 5.2% when compared to the same period in 2010. The increase in interest income was due to volume increases in our interest-earning assets, partially offset by a reduction in the average yield. The average yield on our interest-earning assets was 4.89% for the nine month period ended September 30, 2011 compared to 5.14% during the same period in 2010. The reduction in yield in the nine-month period reflects the sustained low interest rate environment as long-term, higher yielding assets mature and are replaced with lower yielding assets.

Interest Expense. Total interest expense amounted to $1.1 million for the three-month period ended September 30, 2011, a decrease of $71 thousand or 6.1 % when compared to the same period in 2010. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2010. The average cost of interest-bearing liabilities was 1.27% for the three-month period ended September 30, 2011 compared to 1.48% during the same period in 2010. The reduction in rate was partially offset by the increased volume of interest bearing liabilities.

Total interest expense amounted to $3.3 million for the nine-month period ended September 30, 2011, a decrease of $173 thousand or 5.0 % when compared to the same period in 2010. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2010. The average cost of interest-bearing liabilities was 1.34% for the nine-month period ended September 30, 2011 compared to 1.61% during the same period in 2010. The reduction in rate was partially offset by the increased volume of interest bearing liabilities. The reduction in rates paid on deposit liabilities and borrowings reflects the same factors, discussed above, affecting the yield on our earning assets.

Allowance for Loan Losses.  We recorded a provision for loan losses for the three month period ended September 30, 2011 of $207 thousand compared to a provision of $235 thousand for the same period in 2010.

We recorded a provision for loan losses for the nine-month period ended September 30, 2011 of $1.4 million compared to a provision of $382 thousand for the same period in 2010.  As a result of the $2.4 million in charge-offs recorded during the first nine months of 2011, the Company’s historical loss rates within the respective portfolios have increased and have resulted in an increased provision for loan loss in the first nine months of 2011. At September 30, 2011, our allowance for loan losses represented 1.17% of total loans outstanding and 16.7% of non-performing loans.

Non-Interest Income. For the three-months ended September 30, 2011, non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, origination fees on residential mortgage loans sold, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $194 thousand. This represents a decrease of $218 thousand or 52.9% when compared to the same period in 2010.This decrease resulted from decrease in services charges on deposits accounts of $4 thousand and gain on sale of loans of $273 thousand, partially offset by a gain on sale of securities of $44 thousand and increases in miscellaneous fee income of $14 and $1 thousand in Bank owned life insurance.

Non-interest income for the nine-months ended September 30, 2011, totaled $636 thousand, a decrease of $50 thousand or 7.3% when compared to the same period in 2010. This decrease resulted from decreases of $156 thousand in gain on sale of loans, $8 thousand in service charges on deposit accounts and a $2 thousand decrease in Bank owned life insurance, partially offset by increases of $76 in miscellaneous fee income and $44 thousand in gain on sale of securities.

Non-Interest Expense.  Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.4 million for the three months ended September 30, 2011. This represents an increase of $125 thousand or 5.4% when compared to the same period in 2010. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $222 thousand, net occupancy costs of $86 thousand, data processing costs of $12 thousand, advertising and promotion of $15 thousand, other real estate owned expense of $12 thousand, and other operating expenses of $27 thousand, partially offset by decrease in professional services of $149 thousand and FDIC expense of $100 thousand.

Non-interest expense for the nine months ended September 30, 2011 totaled $7.2 million, an increase of $685 thousand or 10.6% when compared to the same period in 2010.  The increase in non-interest expense was primarily the result of increases in salary and benefit costs of $543 thousand, data processing costs of $16 thousand, other operating expenses of $30 thousand, net occupancy costs of $188 thousand, advertising and promotion expense of $20 thousand, and other real estate owned expense of $65 thousand, partially offset by decreases in professional service of $ 108 thousand and FDIC deposit insurance premium expense of $69 thousand. The increase in salary, benefit and net occupancy costs was related to adding necessary key administrative and branch personnel to staff coupled with the effect of operating expenses related to the Marlton office, which opened in November 2010.

Income Taxes.  We recorded a federal and state income tax expense of $282 thousand during the three month period ended September 30, 2011 compared to an income tax expense of $311 thousand for the same period in 2010. The effective tax rate for the three month period ended September 30, 2011 was 38.6% compared to 39.4% for the three month period ended September 30, 2010.

We recorded a federal and state income tax expense of $563 thousand during the nine month period ended September 30, 2011 compared to an income tax expense of $939 thousand for the same period in 2010. The effective tax rate for the nine month period ended September 30, 2011 was 38.0% compared to 38.9% for the nine month period ended September 30, 2010. The decrease in the effective tax rate for the nine- month period ended September 30, 2011 is due to tax exempt income comprising a larger portion of pretax income as compared to the nine-month period ended September 30, 2010.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $58.7 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $55.7 million through the FHLB of New York.  The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage loan portfolio.  At September 30, 2011, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non revolving line of credit with ACBB for up to $5.0 million and as of September 30, 2011 there is an outstanding balance of $5.0 million under this line, an increase from $4.9 million outstanding as of December 31, 2010.  In addition, the Bank’s membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 50% of the Bank’s total assets, subject to certain conditions.

We had cash and cash equivalents of $46.7 million at September 30, 2011 in the form of cash and due from banks.  At September 30, 2011, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $46.8 million. Certificates of deposit scheduled to mature in one year or less totaled $59.6 million at September 30, 2011.  We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

The Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of total risk-weighted capital must consist of "Tier I Capital," consisting of common stockholders' equity and qualifying hybrid instruments, less certain goodwill items and other intangible assets.  The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying hybrid instruments, (c) perpetual debt (d) mandatory convertible securities, and (e) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making.

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

The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At September 30, 2011 the Bank maintained a Tier I leverage ratio of 6.65%, a Tier I risk-based capital ratio of 8.77% and a total risk-based capital ratio of 10.79%. The Bank’s management believes that the Bank would be categorized as well capitalized under applicable FDIC capital adequacy regulations.

The Board of Governors of the Federal Reserve System has established similar capital requirements for bank holding companies, on a consolidated basis. However, these requirements only apply to bank holding companies with assets of $500 million or more. As such, the Company is not subject to these requirements.

On February 17, 2009, the Company entered into a non-revolving line of credit loan agreement with ACBB in an amount up to $5.0 million. The term of the debt is for a three year period with a maturity date of February 17, 2012. The interest rate adjusts at a variable rate equal to prime plus 25 basis points with a floor of 4.25%. The Company has an outstanding balance on the line of credit of $5.0 million at September 30, 2011 as compared to $4.9 million at December 31, 2011 and has contributed $4.4 million of this debt as additional capital to the Bank.

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

In December 2009, the Company authorized the establishment of 2,000, shares of no par, $1,000 stated value, Series A Perpetual Non-Cumulative Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at the annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

The Bank’s capital ratios at September 30, 2011 and December 31, 2010 are presented in the following table

	September 2011	December 2010
Shareholders’ equity to total assets	5.3%	5.6%
Leverage ratio	6.7%	6.9%
Risk-based capital ratios:
Tier 1	8.8%	8.9%
Total Capital	10.8%	11.2%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement.  Commitments generally have fixed dates or other termination clauses and may require the payment of a fee.  Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements.  Total commitments to extend credit at September 30, 2011 were $46.8 million.  We evaluate each customer’s creditworthiness on a case by case basis.  Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer.   The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer’s creditworthiness on a case by case basis.  Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate.  At September 30, 2011, our obligations under standby letters of credit totaled $1.9 million.

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

A portion of the allowance is allocated to the remaining loans by applying projected  loss ratios, based on numerous factors such as recent charge-off experience, trends with respect to adversely risk rated commercial, real estate commercial, real estate construction and land development loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors.

Historical loss rates are calculated using the last nine quarters of a variable factor analysis. The analysis consists of economic conditions, concentrations of industry, quality of management and systems, general collateral quality, delinquency trends over the last four quarters, loan grade trends over the past four quarters, annual portfolio growth and credit/borrower concentration.

The loans are grouped into the following categories: Commercial loans and Letters of Credit, Commercial Mortgage Loans, Residential Mortgage Loans, Installment Loans, Home Equity and Credit Lines, and Lease Backed Term Loans.

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

Item 4.  Controls and Procedures

The Registrant’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of such date, the Registrant's disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Registrant is recorded, processed, summarized and reported in a timely manner.  There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

                      Act of 2002

             32.1 Certification of Chief Executive Officer required under Section 906 of the Sarbanes – Oxley

                      Act of 2002

             32.2 Certification of Chief Financial Officer required under Section 906 of the Sarbanes – Oxley

                      Act of 2002

101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB* XBRL Taxonomy Extension Labels Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

                                                                  SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE FINANCIAL CORPORATION

Date:     November 10, 2011                   By: /s/ George W. Matteo, Jr.

                                                            George W. Matteo, Jr.

                                                            President and Chief Executive Officer

                                                            (Principal Executive Officer)

Date:     November 10, 2011                    By: /s/ Keith Winchester

                                                            Keith Winchester

                                                            Executive Vice President and

                                                            Chief Financial Officer

                                                            (Principal Financial and Accounting Officer)

