Form 10-Q/A
period 2011-09-30
Cornerstone Financial Corp
filed 2011-11-22
CIK 1448324

                            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                            Washington, D.C.  20549

                                                                       ____________

                                                                     FORM 10-Q/A

                                                               Amendment No. 1

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

Explanantory Note:

This amendment to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 ("Form 10-Q/A"), initially filed with the United States Securities and Exchange Commission on November 10, 2011, is being filed for the sole purpose of correcting certain clerical errors in the notes to the financial statements.  No other changes have been made to the Quarterly Report on Form 10-Q and this amendment does not reflect events that may have occurred subsequent to the original filing time.

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

The following tables set forth activity within the Bank’s allowance for losses by portfolio class during the three and nine month periods ended September 30, 2011 and September 30, 2010:

   Three months ended September 30, 2011 and September 30, 2010:

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, July 1, 2011	$ 833	$ 1,366	$ 337	$ 129	$ 2,665
Charge-off	(50)	-	-	-	(50)
Provision	146	75	(28)	14	207
Recovery	26	-	-	-	26
Ending Balance, September 30, 2011	$ 955	$ 1,441	$ 309	$ 143	$ 2,848

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, July 1, 2010	$ 1,789	$ 1,146	$ 416	$ 78	$ 3,429
Charge-off	-	-	-	-	-
Recovery	1	-	-	-	1
Provision	56	228	(30)	(19)	235
Ending Balance, September 30, 2010	$ 1,846	$ 1,374	$ 386	$ 59	$ 3,665

  Nine months ended September 30, 2011 and September 30, 2010:

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, December 31, 2010	$ 1,743	$ 1,527	$ 417	$ 139	$ 3,826
Charge-off	(2,101)	-	(281)	-	(2,382)
Provision	1,287	(86)	173	4	1,378
Recovery	26	-	-	-	26
Ending Balance, September 30, 2011	$ 955	$ 1,441	$ 309	$ 143	$ 2,848

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, January 1, 2010	$ 1,838	$ 1,051	$ 447	$ 96	$ 3,432
Charge-off	(149)	-	-	-	(149)
Provision	157	323	(61)	(37)	382
Ending Balance, September 30, 2010	$ 1,846	$ 1,374	$ 386	$ 59	$ 3,665

                                                                                                                                                        September 30, 2011               September 30, 2010
Period-end loans outstanding	$ 244,286	$ 242,125
Average loans outstanding	$ 239,844	$ 237,288
Allowance as a percentage of period-end loans	1.17%	1.51%
Net charge-offs as a percentage of average loans	0.98%	0.06%

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Ending balance individually evaluated for impairment	$ 151	$ 912	$ 69	$ 97	$ 1,229
Ending balance collectively evaluated for impairment	804	529	240	46	1,619
Ending Balance, September 30, 2011	$ 955	$ 1,441	$ 309	$ 143	$ 2,848

		Commercial	Residential
Financing receivable:	Commercial	Real Estate	Real Estate	Consumer	Construction	Total
Ending balance	$ 105,721	$ 110,504	$ 9,123	$ 7,224	$11,714	$ 244,286
Ending balance individually evaluated for impairment	8,035	12,663	964	580	-	22,242
Ending balance collectively evaluated for impairment	97,686	97,841	8,159	6,644	11,714	222,044

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

Item 2.  Management's Discussion and Analysis

Forward-Looking Statements

Cornerstone Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q/A and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at September 30, 2011, which are expected to mature or reprice in each of the time periods shown:

(In thousands)	One Year or Less	One-Five

Years

			Over Five Years	Non-Rate Sensitive Assets/ Liabilities	Total
Interest-earning assets:
Short term investments	$ 40,400	$ -	$ -	$ -	$ 40,400
Investment securities held to maturity	-	-	21,929	-	21,929
Investment securities available for sale			62,081	-	62,081
Loans receivable	126,910	67,576	49,800	-	244,286
Total interest-earning assets	167,310	67,576	133,810	-	368,696
Non-rate sensitive assets: Other assets	-	-	-	21,727	21,727
Total assets	$ 167 ,310	$ 67,576	$ 133,810	$ 21,727	$ 390,423

Interest-bearing liabilities:
Interest-bearing demand	$ 24,542	$ -	$ -	$ -	$ 24,542
Statement savings	3,530	-	-	-	3,530
Money market	162,514	-	-	-	162,514
Certificates of deposit	59,640	50,866	-	-	110,506
Subordinated debt	-	3,000	-	-	3,000
Borrowings	20,000	10,000	-	-	30,000
Total interest-bearing liabilities	270,226	63,866	-	-	334,092
Non-rate sensitive liabilities:
Non-interest bearing deposits	-	-	-	28,651	28,651
Other liabilities	-	-	-	6,638	6,638
Capital	-	-	-	21,042	21,042
Total liabilities and capital	$ 270,226	$ 63,866	$ -	$ 56,331	$ 390,423
Period GAP	$ (102,916)	$ 3,710	$ 133,810	$ (34,604)
Cumulative interest-earning assets	$ 167,310	$ 234,886	$ 368,696
Cumulative interest-bearing liabilities	$ 270,226	$ 334,092	$ 334,092
Cumulative GAP	$ (102,916)	$ (99,206)	$ 34,604
Cumulative RSA/RSL (1)	61.91%	70.31%	110.36%

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

PART II.  OTHER INFORMATION

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

CORNERSTONE FINANCIAL CORPORATION

Date:     November 22, 2011                   By: /s/ George W. Matteo, Jr.

                                                            George W. Matteo, Jr.

                                                            President and Chief Executive Officer

                                                            (Principal Executive Officer)

Date:     November 22, 2011                    By: /s/ Keith Winchester

                                                            Keith Winchester

                                                            Executive Vice President and

                                                            Chief Financial Officer

                                                            (Principal Financial and Accounting Officer)

