Form 10-K
period 2011-12-31
Cornerstone Financial Corp
filed 2012-03-23
CIK 1448324

                                         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                                                                 Washington, D.C.  20549

                                                                                          ____________

                                                                                            FORM 10-K

☒Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended              December 31, 2011

                                                                                                    -OR-

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

6000 Midlantic Drive, Suite 120 S. Mount Laurel, New Jersey                                    08054

(Address of principal executive offices)                                                                   Zip Code

Registrant's telephone number, including area code:       (856) 439-0300

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

YES __  NO X

Indi  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

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

Large accelerated filer [ ]                                                                             Accelerated filer [ ]

Non-accelerated filer   [ ]                                                                              Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES __  NO X

State the aggregate market value of the voting stock and non-voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter $7,629,600.

As of March 14, 2012, there were 1,954,302 outstanding shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be sent to shareholders in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K, which is expected to be filed with the Securities Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (many of which are beyond the Company's control). The factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under “Item 1A-Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2011 and the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate and monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”);  inflation; interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality  compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; acquisitions; the ability to continue to effectively manage costs, including the costs incurred in connection with the opening of new branches; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business

Cornerstone Financial Corporation

The Company was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the “Bank”) to serve as a holding company for the Bank. The Board believed that establishing a holding company would provide greater flexibility in raising capital and conducting the Company’s business. The holding company reorganization was completed in January 2009. Ownership and management of the Bank is the only business activity of the Company.

                  At December 31, 2011, we had total assets of $383.8 million, total loans, net of $236.9 million, total investment securities of $83.7 million and total deposits of $330.3 million compared to total assets of $354.0 million, total loans net, of $239.0 million, total investment securities of $85.1 million and total deposits of $302.3 million at December 31, 2010.

The Company’s offices are located at 6000 Midlantic Drive, Suite 120 S, Mount Laurel New Jersey, 08054 and its phone number is (856) 439-0300.

Cornerstone Bank

The Bank is a New Jersey state chartered commercial bank with administrative offices headquartered in Mount Laurel, New Jersey. The Bank commenced operations on October 4, 1999, and conducts business from its main office in Moorestown and from six branch offices located in Medford, Burlington,  Cherry Hill, Voorhees, Mount Laurel,  and Marlton, New Jersey.  The Bank provides a broad range of lending, deposit and financial products.  The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals.

The Bank offers a broad range of deposit and loan products and banking services, including personal and business checking accounts, individual retirement accounts, business money market accounts, certificates of deposit, wire transfers, automated teller services, night depository and drive-through banking. The Bank also offers a three-tiered form of personal demand account and indexed money market account. Both products pay progressively higher rates of interest as account balances increase. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable limits.

As an enhancement to its traditional banking services, the Bank provides remote deposit services to its commercial customers (“C-Scan”).  This service gives commercial customers the ability to scan their check deposits from the desktops at their place of business and electronically transmit them to the Bank for deposit processing. In addition, the Bank also offers a fully transactional website under the domain name www.cornerstonebank.net.  Customers have access to current rates and terms on deposit and loan products, and may make balance inquiries, request stop payments, reorder checks, pay bills and transfer funds between existing accounts within the Bank.  The information included on the Bank’s website is not part of this report.

The Bank has one subsidiary, Cornerstone Realty Holdings, Inc., a New Jersey corporation, which was formed during the second quarter of 2005 to acquire and sell real property that has been previously foreclosed upon by the Bank.

Market Area

The Bank’s market area is comprised of approximately 300 square miles in western Burlington County and northern Camden County, New Jersey. We are also expanding our target market area into Gloucester County, with the opening of our new branch in West Deptford.  The Bank has chosen this market because it believes it contains a stable, diversified economy.  Within this market area, the Bank presently focuses its activities in the suburban communities of Moorestown, Mount Laurel, Medford, Burlington City, Cherry Hill, Marlton, Mount Holly, Maple Shade, Medford Lakes, Evesham, Gibbsboro, Gloucester County and Voorhees, New Jersey.  The deposit and loan activities of the Bank are significantly affected by economic conditions in its market area.  The Bank believes that its market area provides strong opportunities in which to develop a banking franchise.

In March 2012, the Bank expects to open its newest office, located at 1201 North Broad Street, in West Deptford, New Jersey.

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

The Bank's larger competitors have greater financial resources than the Bank to finance wide-ranging advertising campaigns.  The Bank conducts only limited media advertising, and its marketing efforts have depended heavily upon its Board of Directors’ and shareholders’ referrals and employee calling programs.

The Bank’s core business consists of providing responsive, high quality banking services to small businesses, professionals and retail customers living and working in the Bank’s market area.  The Bank’s officers and directors are active in the Bank’s market area and management believes that these communities have supported, and will continue to support, a locally owned and managed community bank committed to providing outstanding customer service and a broad array of banking products driven by the Bank’s customers’ needs.  The Bank believes that this strategy provides the Bank with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable the Bank to continue to attract core deposits and loans within the Bank’s market area.

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

Commercial Loans. Commercial loans include short and long-term business loans and commercial lines of credit for the purposes of providing working capital, supporting accounts receivable, purchasing inventory and acquiring fixed assets.  The loans generally are secured by these types of assets as collateral and/or by personal guarantees provided by principals of the borrowers.  The majority of the Bank's customers for these loans are small and medium sized businesses located in the Bank’s market area.

At December 31, 2011, commercial loans totaled $97.8 million or 40.4% of the total loan portfolio, including $49.6 million in lines of credit.

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

Mortgage Loans.  The Bank originates mortgage loans secured by real estate primarily located in the Bank's market area.  Included as mortgage loans are commercial real estate, conforming residential real estate and residential real estate loans in excess of FNMA loan limits (“jumbo real estate loans”).  At December 31, 2011, the Bank had $125.0 million, or 51.6% of the total loan portfolio invested in commercial and residential real estate loans.  The Bank’s real estate loans are primarily secured by first mortgages and to a lesser extent by junior liens and consist of fixed-rate loans secured by various types of real estate collateral as discussed below.

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

In some instances, the Bank has charged a fee equal to a percentage of the loan amount (commonly referred to as “points”).  The Bank has originated residential mortgage loans in conformity with FNMA standards so that the loans will be eligible for sale in the secondary market.  The majority, but not all, of the residential mortgage loans originated by the Bank historically have been sold and have not been serviced by the Bank.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. At December 31, 2011, construction loans totaled $12.1 million, or 5.0% of the total loan portfolio.

Letters of Credit. Standby letters of credit are conditional commitments issued by the Bank to a third party on behalf of a customer.   The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. The Bank evaluates each customer’s creditworthiness on a case by case basis.  Collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the customer.  Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.  At December 31, 2011, our obligations under standby letters of credit totaled $1.9 million.

Consumer Loans.  The Bank originates consumer loans, including installment loans and home equity loans, secured by first or second mortgages on homes owned or being purchased by the loan applicant.

Home equity term loans and credit lines are credit accommodations secured by either a first or second mortgage on the borrower's residential property.  Interest rates charged on home equity term loans are generally fixed; interest on credit lines is usually a floating rate related to the prime rate.  Home equity term loans are offered with terms of 5 to 15 years; home equity lines are repaid at 1/180th of the outstanding principal balance each month. The Bank generally requires a loan to value ratio of less than or equal to 80% of the appraised value, including any outstanding prior mortgage balance.  At December 31, 2011, home equity loans totaled $7.2 million or 3.0% of total loans.

The Bank makes a very limited number of unsecured installment loans, which includes unsecured revolving credit reserve accounts.  As of December 31, 2011, installment loans totaled $17 thousand or 0.1% of total loans.

Loan Solicitation and Processing.   Loan originations are derived from a number of sources such as loan officers, the Board of Directors, customers, borrowers and referrals from real estate brokers, accountants, attorneys and shareholders.

Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant’s creditworthiness.  Depending on the type, collateral and amount of the credit request, various levels of internal approval may be necessary.

Loan Commitments.  When a loan is approved, the Bank generally issues a written commitment to the loan applicant.  The commitment indicates the loan approval terms and is generally valid for a period of up to 45 days.  Most of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment.  At December 31, 2011, the Bank had approximately $49.6 million in loan commitments outstanding.

Loans to One Borrower. Under New Jersey banking law, the Bank is generally subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2011, this loan to one borrower limit was approximately $4.7 million.  This loans-to-one-borrower limit may be increased by an additional 10% of adjusted capital funds, which at December 31, 2011 was approximately $3.1 million, if collateralized by readily marketable collateral, as defined by regulation.  At December 31, 2011, there were no loans outstanding or committed to any borrower which individually or in the aggregate exceeded the applicable limits.

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

                Delinquent loans 90 days or more past due at December 31, 2011, consisted of twenty one loan relationships totaling $8.9 million as compared to fifteen loan relationships totaling $10.7 million at December 31, 2010.  The delinquent loan relationships as of December 31, 2011 and 2010, were considered well collateralized and were in the process of collection.

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

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2011 the Company had twenty one relationships totaling $8.9 million in non-accrual loans as compared twelve relationships totaling $9.8 million at December 31, 2010. At December 31, 2011, the Company had twenty seven impaired loan relationships totaling $12.1 million (included within the non-accrual loans discussed above) in which $9.6 million in impaired loans had a related allowance for credit losses of $2.2 million and $2.5 million of impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $13.3 million for 2011 as compared to $12.3 million for 2010, and interest income recorded on impaired loans during the year ended December 31, 2011 totaled $26 thousand as compared to $36 thousand for December 31, 2010.

Classified Assets.   Federal regulations provide for a classification system for problem assets of insured institutions.  Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.”

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

The Bank also internally classifies certain assets as “special mention.”  Such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

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

At December 31, 2011 the Bank had twenty nine loan relationships totaling $17.9 million classified as substandard constituting 7.4 % of the Bank’s loan portfolio, compared to sixteen loans totaling $10.8 million classified as substandard at December 31, 2010, representing 4.5% of the Bank’s then current loan portfolio.  The Bank had four loans classified as doubtful totaling $972 thousand at December 31, 2011 as compared to one loan totaling $147 thousand at December 31, 2010.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as Real Estate Owned until such time as it is sold.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less disposal costs.  Any write-down of real estate owned is charged to operations.  At December 31, 2011 the Company had $5.3 million in real estate owned as compared to $830 thousand in real estate owned at December 31, 2010. The change in real estate owned during the year ended December 31, 2011reflects three relationships in which the Company took ownership of three properties by deed in lieu of foreclosure. These credits had previously been classified as non-accrual loans.

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

Investment Securities Activities

The investment policy of the Bank is established by senior management and approved by the Board of Directors.  It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income and provide acceptable limits of safety and liquidity. At December 31, 2011, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) state and municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds and commercial paper.  The Board of Directors may authorize additional investments.

The Bank invests in securities based on their investment grade.  The investment portfolio predominantly consists of securities issued or guaranteed by the United States Government and its agencies. The Bank classifies its investment securities at the time of purchase as either “trading,” “available for sale” (“AFS”) or “held to maturity” (“HTM”).  To date, management has not purchased any securities for trading purposes.  Management classifies most securities as AFS, and to a lesser extent, HTM. In 2011, the Bank sold HTM securities, which could impact the Bank’s ability to classify future investments in securities as HTM. AFS securities are carried at fair value in the statements of financial condition with an adjustment to equity, for changes in the fair value of securities, net of tax.  The adjustment to equity, net of tax, is presented in the caption “Accumulated other comprehensive income (loss).”

 At December 31, 2011, the Bank held an AFS investment portfolio with a fair value of $83.7 million, or 21.8% of total assets, with an estimated amortized cost of $83.2 million as of December 31, 2011.

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

Deposits.  The Bank offers a broad range of deposit instruments, including personal and business checking accounts, individual retirement accounts, business money market accounts, statement savings, and term certificate accounts at competitive interest rates.  Deposit account terms vary according to the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors.  The Bank also offers a tiered form of money market account, paying progressively higher rates of interest as account balances increase.  The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.

Consumer and commercial deposits are attracted principally from within the Bank's market area.  The Bank does not obtain funds through brokers, nor does it solicit funds outside the State of New Jersey.

Borrowings.  Deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes.  However, should the need arise, the Bank has access to unsecured, overnight lines of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank.  This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds.  At December 31, 2011 and 2010, the Bank had no balances outstanding against this line of credit.

The Bank’s membership in the FHLB also provides the Bank with additional secured borrowing capacity of up to a maximum of 50% of the Bank’s total assets, subject to certain conditions.

At December 31, 2011 and December 31, 2010, the Bank had advances outstanding with the FHLB in the amount of approximately $25.0 million at a weighted average interest rate of 1.14% at December 2011 as compared to $1.49% at December 31, 2010. At December 31, 2011, the Bank was eligible to borrow an additional $ 9.9 million.

On February 28, 2012, the Company renewed its non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in the amount of $5.0 million. The term of the debt is for a six month period with a maturity date of August 17, 2012. The interest rate adjusts at a variable rate at the greater of prime plus 100 basis points with a floor of 5.00%. The Company has an outstanding balance on the line of credit of $5.0 million at December 31, 2011 as compared to $4.9 million at December 31, 2010 and has contributed $4.4 million as additional capital to the Bank.

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

Personnel

At March 14, 2012, the Bank had 64 full-time and 13 part-time employees.  None of the Bank's employees are represented by a collective bargaining group.  The Bank believes that its relationship with its employees is good.

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

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non‑banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”).  Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to apply to become financial holding companies, which may engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA.  These activities include certain insurance, securities and merchant banking activities.  In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies.  As our business is currently limited to activities permissible for a bank, we have not elected to become a financial holding company.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default. Under provisions of the BHCA, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

The FRB has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The risk-based guidelines apply to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in assets if they are engaged in substantial non-banking activity or meet certain other criteria. We do not meet these criteria, and so the Company is not subject to a minimum consolidated capital requirement.  In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. The leverage requirement also only applies on a consolidated basis if the risk based capital requirements discussed above apply.

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

Insurance of Deposits. The Dodd Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non-interest bearing transaction accounts will expire on December 31, 2012.

On February 7, 2011 the FDIC announced a new deposit insurance assessment system mandated by the Dodd-Frank Act.  Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule to base the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits has lowered assessments for community banks with less than $10 billion in assets.  The new rate schedule was effective during the second quarter of 2011.

Dividends. Currently, ownership of the Bank is the only operation of the Company, and therefore the ability of the Company to pay dividends to its security holders is limited by the Bank’s ability to pay dividends to the Company. Under the New Jersey Banking Act of 1948, as amended, a bank may declare and pay dividends only if (i)  after payment of the dividend the capital stock of the bank will be unimpaired, and (ii)  either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus. The Federal Deposit Insurance Act generally prohibits the payment of dividends by an insured bank if, after making the distribution, the bank would be undercapitalized or if the bank is in default of any assessment to the FDIC.  Additionally, either the NJDOBI or the FDIC may prohibit a bank from engaging in unsafe or unsound practices, and it is possible that under certain circumstances such entities could claim that a dividend payment constitutes an unsafe or unsound practice and therefore is prohibited.

The Company has not paid a cash dividend on its common stock, and it will not likely pay a cash dividend on its common stock in the foreseeable future.

Holders of preferred stock are entitled to receive non-cumulative dividends, as and when declared by the Board of Directors at an annual rate of seven percent. The holders of preferred stock have priority of dividends such that no dividends shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter. For the year ending December 31, 2011 the Company declared and paid full dividends on all outstanding preferred shares in the aggregate amount of $133 thousand.

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

The Bank was in compliance with the applicable minimum capital requirements at December 31, 2011 and 2010.  As of December 31, 2011, the Bank's management believes that the Bank was "well-capitalized" under applicable FDIC capital adequacy regulations.

Additional information regarding the Bank’s capital is referenced in Note 18, “Regulatory Matters,” to Notes To Consolidated Financial Statements in the financial statements appearing in this Form 10-K.

Community Reinvestment Act. Under the Community Reinvestment Act, as amended (“CRA”), as implemented by Federal regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA.  CRA requires the institution’s primary Federal regulator to assess an institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and requires that the institution’s primary Federal regulator provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to approve branches and other deposit facilities, relocations, mergers, consolidations and acquisitions.  Performance less than satisfactory may be the basis for denying an application.   On December 4, 2007, the last examination date, the Bank received a CRA rating of satisfactory.

Gramm-Leach-Bliley Act. In 1999, federal legislation was enacted that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. The Gramm-Leach-Bliley Act (“GLB Act”) provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.  National banks are also authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments, and (4) merchant banking.

The GLB Act also contains a number of other provisions that affect the Bank’s operations and the operations of all financial institutions.  One of the provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities.  These limitations require more disclosure to consumers, and in some circumstances, require consent by the consumer before information is allowed to be provided to a third party.

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

Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. This Act addresses many aspects of financial reporting, corporate governance and disclosure by publicly-held companies, including banks and bank holding companies. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and the audit committees of boards of directors. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the independent auditors. Both audit and non-audit services to be provided to a company by its independent auditor must be approved in advance by the audit committee and the independent auditors are prohibited from performing certain types of non-audit services for companies which they audit. As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  In addition, in the future, the independent registered public accounting firm auditing the Company’s financial statements may have to attest to the effectiveness of the Company’s internal control over financial reporting if the Company fails to qualify as a “smaller reporting company” under SEC regulations. The Act also imposes significant responsibilities on officers, auditors, boards of directors and board committees. The Act imposes restrictions on and accelerated reporting requirements for certain trading activities by insiders.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact on the financial services industry.  The Dodd-Frank Act, among other things:

Directs the Federal Reserve to issue rules to limit debit-card interchange fees;

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

Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

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

ITEM 1-A - Risk Factors

                Potential investors in the Company should carefully consider the following risk factors prior to making any investment decisions regarding the Company’s securities.

Our non-performing assets have substantially increased , and this has affected our results of operations.

At December 31, 2011 our non-performing assets have totaled $17.3 million, or 4.5% of our total assets.  Non-performing assets have increased by $5.8 million, or 64.8% over the past two years, from non-performing assets of $10.5 million at December 31, 2009. The increase in non-performing assets reflects the general economic weakness in our marketplace and has stressed the ability of certain borrowers to repay their loans. These non-accrual loan relationships have negatively impacted our results of operations, through additional provisions for loan losses, reduced interest income and carrying and maintenance costs for recovered collateral, such as real estate, pending its liquidation, and will continue to impact our performance until these assets are resolved. There is always the risk of an increase in non-performing assets. Therefore we can give no assurance that our non-performing assets will not increase further.

                The nationwide economic weakness may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

                Our trade area, like the rest of the United States, is currently experiencing weak economic conditions. As a result, many companies have experienced reduced revenues and have laid off employees. The continued decline in the economy  has stressed the ability of both commercial and consumer customers to repay their loans, and has, and may in the future, result in higher levels of non-accrual loans.  In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

We will not be able to continue to grow our franchise unless we are able to raise additional  capital to support our growth; It is likely that an new capital offering will be dilutive to the interests of our existing shareholders.

                Over the past several years, we have adopted a growth strategy as our primary means to increase franchise value. However, based upon our regulatory capital ratios at year end 2011, we will not be able to continue to grow unless we are able to raise additional equity capital. We can offer you no assurance that we will be able to successfully raise additional capital, or that we can raise capital on terms that will be beneficial to our existing shareholders. Given the current market price for our common stock, and the market multiples for the stock of most community banks, it is likely that any capital we are able to raise will be at a price which is dilutive to the ownership interests and book value per share of our existing shareholders. In the event we are unable to raise additional capital, we will need to adopt a new strategy focused on capital management while trying to maintain profitability. We can offer you no assurance that we would be successful in implementing such a strategy.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

                The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require it to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

                Substantially all of the Bank’s business is with customers in its market area of southern New Jersey.  The Bank emphasizes commercial real estate and commercial lending to small businesses and professionals, many of which are dependent upon the regional economy.  Adverse changes in economic and business conditions in the Bank’s markets could adversely affect its borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

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

There is a limited trading market for the Company’s common stock, which may adversely impact an investor’s ability to sell shares and the price it received for shares.

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

                The Company operates in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities.  Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives.  Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries.  Many of the financial intermediaries operating in the Bank’s market area offer services which the Bank does not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.  If the Bank is not able to attract new deposit and lending customers, its future growth and profitability will be adversely impacted.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

                Changes in prevailing interest rates may hurt our business.  We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities.  In general, the larger the spread, the more we earn.  When market rates of interest change, the interest the Bank receives on its assets and the interest it pays on its liabilities will fluctuate.  This can cause decreases in our spread and can adversely affect our income.

                Interest rates affect how much money the Bank can lend.  For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease.  In addition, changes in interest rates can affect the average life of loans and investment securities.  A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost.  This causes reinvestment risk, because in the current rate environment the Bank generally is not able to reinvest prepayments at rates that are comparable to the rates it earned on the prepaid loans or securities.  Changes in market interest rates could also reduce the value of the Bank’s financial assets.  If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•         telecommunications;

•         data processing;

•         automation;

•         internet-based banking;

•         tele-banking; and

•         debit cards and so-called "smart cards."

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

Item 2. Description of Property

                (a)Properties.

               Corporate Headquarters. On October 11, 2007, the Bank entered into a Lease with 6000 Midlantic Drive Associates, L.L.C. for the lease of approximately 8,121 rentable square feet of office space located at 6000 Midlantic Drive in Mount Laurel, New Jersey.  This office serves as the corporate headquarters.  The term of the lease is ten (10) years beginning on February 1, 2008 and expiring on January 31, 2018.  The base monthly rent is initially set at $10,828 per month, and increases incrementally to $12,182 per month over the ten (10) year term.  The Bank must also pay additional rent in the form of its pro rata share of taxes and operating costs for the building in which the offices are located, which are currently $7,607 per month.  Upon expiration of the initial ten (10) year term, the Bank may choose to extend the lease for up to two more five (5) year terms at base monthly rental rates of $12,858 per month for the first option term and $13,535 per month for the second option term.

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

The Bank’s lease for this location has an initial term of ten years and commenced November 1, 2002, with four five-year renewal options.  If the Bank does not exercise its renewal options, the current lease term will expire on October 31, 2012.  The rental expense was $7,916 per month for the first five years and increased to $8,750 per month for the remaining five years of the initial ten-year lease term.

                Burlington, NJ Branch.  The Bank moved into its current Burlington City branch office, located at353 High Street in Burlington City in February 2008.  The branch office includes approximately 1,800 square feet of rentable area and is being leased pursuant to a Lease Agreement, dated October 10, 2007.  The lease is for an initial term of one hundred twenty (120) months commencing February 2008.  The monthly rental rate is initially set at $3,800 per month, and increases incrementally over the one hundred twenty (120) month lease term to a maximum of $4,218 per month.  At the end of the initial term, the Bank may extend the lease for up to an additional three terms of one hundred twenty (120) months each, at rental rates ranging from $4,682 to $7,889 per month.

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

                Moorestown, NJ Main Street Branch.  In November 2006, the Bank opened a new branch office located at 253 West Main Street, in Moorestown New Jersey. The branch  is a stand-alone facility of approximately 3,500 square feet that includes teller windows, a lobby area, drive-through windows, an automated teller machine and a night depository. The Bank owns this location.

              Mount Laurel, NJ Branch .In April 2009, the Bank opened a mini branch in its headquarters located at 6000 Midlantic Drive in Mount Laurel New Jersey.  The branch is approximately 284 square feet that includes a teller platform and an automated teller machine. The Company pays rent at $190 per month and also incurs office operating expenses of $277 per month.

                Marlton, NJ Branch. In November 2010, the Bank opened a branch located at 105 Merchants Way, Marlton, NJ. The branch is approximately 1,500 square feet that includes a teller platform and an automated teller machine. The Company will pay rent at $2 thousand per month beginning in September, 2011 for the next five years.

Woodbury, NJ Branch. In December 2011, the Bank entered into a lease agreement to open a branch located at 1201 North Broad Street, West Deptford, NJ. The branch is approximately 1,200 square feet that includes a teller platform and an automated teller machine. The Company will pay rent at $1,760  per month beginning in March, 2012, for the next five years. The Branch is expected to open in March of 2012.

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

Item 4. Mine Safety Disclosure

N.A

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CFIC”.  There are currently three market makers for the Company’s stock including: Rodman & Renshaw, LLC; Janney Montgomery LLC; and RBC Capital Markets, LLC.

The following sets forth the high and low bid prices of the common stock on the OTC Bulletin Board for each of the quarters outlined below:

                                                                        2011                                                                                              2010

	High	Low	High	Low
First Quarter	$6.50	$5.80	$5.75	$4.00
Second Quarter	$5.96	$5.27	$7.00	$4.10
Third Quarter	$5.69	$3.00	$5.70	$5.50
Fourth Quarter	$5.15	$2.66	$6.50	$5.25

The quotations reflect inter-dealer bids, without retail mark-up, mark-down or commission, and may not represent actual transactions.  As of March 14, 2012 there were approximately 411 shareholders of record of the Company’s common stock, according to information provided by the Company’s transfer agent.  The Company has not paid cash dividends in the past two years.

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Summary

We engage in the business of commercial banking, primarily within a geographic market area centered around our Corporate Headquarters located at 6000 Midlantic Drive, Suite 120S, Mount Laurel, New Jersey and our branch locations at 170 Himmelein Road, Medford, New Jersey, 353 High Street, Burlington City, New Jersey, 1405 Route 70 East, Cherry Hill, New Jersey, 133 Route 73, Voorhees, New Jersey, 253 West Main Street, Moorestown, New Jersey 6000 Midlantic Drive, Suite 90, Mount Laurel, New Jersey, 1201 North Broad Street, West Deptford, New Jersey  and 105 Merchants Way, Marlton, New Jersey. We operate as an independent community bank offering a broad range of deposit and loan products and services to the general public, and in particular, to small businesses, local professionals and individuals residing and working in our market area.

At December 31, 2011 we had total assets of $383.8 million, total deposits of $330.3 million and total loans, net, of $236.9 million compared to total assets of $354.0 million, total deposits of $302.3 million and total loans, net, of $239.0 million at December 31, 2010. Our growth reflects our commitment to provide outstanding customer service and a broad array of banking products driven by our customer’s needs. We believe our strategy provides us with a competitive advantage over other financial institutions by developing lasting customer relationships that will enable us to continue to attract core deposits and loans within our market area. However, based upon our regulatory capital ratios at year end, we will need to raise additional equity capital in order to continue our historic rate of growth. If we are unable to raise sufficient additional equity capital, we will need to adopt a new strategy to manage our capital ratios while maintaining profitability.

                Our operations are substantially dependent on net interest income, which is the difference between the interest income received from  interest‑earning assets, such as loans and investment securities, and the interest expense incurred on  interest‑bearing liabilities, such as interest on deposit accounts and borrowed money.  Net interest income is affected by changes in both interest rates and the amounts and types of interest-earning assets and interest-bearing liabilities outstanding. We also generate non-interest income, such as service charges on deposit accounts, fees from residential mortgage loans sold and other miscellaneous income.  Our non-interest expense primarily consists of employee compensation and benefits, net occupancy, data processing and professional services, marketing and other operating costs.   In addition, we are subject to losses from our loan and investment portfolios if borrowers fail to meet their obligations or if the value of the securities is permanently impaired.  The results of our operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Critical Accounting Policies

Allowance for Losses on Loans

The allowance for losses on loans is based on management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, our historic rate loss, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related risk classifications. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors.  Consideration is also given to the findings of examinations performed by regulatory agencies.  Although provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

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

Income Taxes

                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

The following discussion focuses on the major components of the Company’s operations and presents an overview of the significant changes in the results of operations and financial condition.   This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Operating Results

The Company recorded a net loss available to common shareholders of $1.3 million or $0.67 per common and diluted share, respectively (after preferred stock dividend) for the year ended December 31, 2011, as compared to net income of $1.8 million available to common shareholders or $0.91 per common and dilutive share for the year ended December 31, 2010.  The primary factor contributing to the 2011 loss is an increase in our provision for loan losses of $6 million, reflecting increase in non-performing assets and a substantial charge-off in the fourth quarter of 2011. Other factors effecting our 2011 results include an increase of $1.0 million in net interest income primarily related to increased average interest earning asset balances coupled with an increase of $620 thousand in non-interest income, a change in the income tax provision from an expense of $1.2 million for the year ended December 31, 2010 to a benefit of $838 thousand for the year ended December 31, 2011, a net change of $2.1 million, and a decrease of $113 thousand in FDIC premiums. These positive factors were offset by an $821 thousand increase in non-interest expenses. The increase in non-interest expense was primarily related to an increase of $346 thousand in salary and employee benefit costs along with increases of $251 thousand in net occupancy cost, $186 thousand in other real estate owned expense and $155 thousand in other operating expenses.

Net Interest Income/Margins

Net interest income is the difference between interest earned on loans and investments and interest incurred on deposits and borrowed funds.  Net interest income is affected by changes in both interest rates and the amounts of interest-earning assets and interest-bearing liabilities outstanding.  Net interest income is our principal source of income. Net interest income for the year ended December 31, 2011 was $12.8 million compared to $11.7 million for the year ended December 31, 2010. The increase in net interest income for the year 2011 is directly related to a $33.9 million or 10.7% increase in average interest-earning assets as compared to 2010 and a reduction in interest expense, as a reduced cost of funds offset growth in total deposits. The increase in average interest-earning assets during 2011 as compared to 2010 was attributable to $2.6 million or 1.1% growth in average loans, coupled with an increase of $31.3 million or 39.7% in average investment securities. As a result of these increases in interest earning assets, our total interest income increased by $765 thousand or 4.7% to $17.1 million for 2011 from $16.3 million for 2010.The yield on average interest-earning assets decreased by 26 basis points to 4.86% for 2011, compared to 5.12% for 2010. Average interest bearing deposits increased in 2011 by $37.9 million and average borrowed funds increased by $3.1 million over 2010 levels. The cost of interest-bearing liabilities decreased by 30 basis points to 1.33% in 2011, compared to 1.63% in 2010, reducing total interest expense by $275 thousand or 6.0% to $4.3 million for 2011 from $4.6 million for 2010. The net interest margin for 2011 was 3.64% compared to 3.67% for 2010. The net interest margin for three month period ended December 31, 2011 was 3.68% compared to 3.73% for the comparable period of 2010, 3.55% for the third quarter of 2011, 3.61% for the second quarter of 2011, and 3.86% for the first quarter 2011.

The following table indicates the average volume of interest‑earning assets and interest‑bearing liabilities and average yields and rates for the years ended December 31, 2011, 2010 and 2009.

	2011			2010				2009
(dollars in thousands)
Assets	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Loans:
Commercial $	$99,755	$4,770	4.78%	$92,114	$4,797	5.21	% $	77,925	$4,167	5.35%
Commercial mortgage	122,817	7,636	6.22	120,506	7,496	6.22		114,649	7,131	6.22
Mortgage	11,294	628	5.56	16,848	965	5.73		20,024	1,082	5.40
Consumer	7,188	294	4.10	9,009	397	4.41		10,193	462	4.53
Total loans	241,054	13,328	5.53	238,477	13,655	5.73		222,791	12,842	5.76
Investments:
Federal funds sold	21,552	12.06		19,068	27.15			2,479	7.27
Securities available for sale	58,224	2,395	4.11	11,451	417	3.64		-	-	0.00
Securities held to maturity	30,308	1,341	4.42	48,259	2,212	4.43		41,610	1,991	4.79
Total investments	110,084	3,748	3.40	78,778	2,656	3.28		44,089	1,998	4.53
Total interest-earning assets	351,138	17,076	4.86%	317,255	16,311	5.12%		266,880	14,840	5.56%
Allowance for loan losses	(3,149)			(3,560)				(2,408)
Cash and due from banks	6,317			5,829				5,038
Fixed assets (net)	7,753			7,812				8,101
REO	1,126			87				209
Other assets	11,397			10,481				8,842
Total Assets $	$374,582			$337,904				$286,662
Liabilities and Shareholders’ Equity
Deposits:
Interest-bearing demand $	$21,119	$71.34%		$18,167	$99.55%			$18,001	$132.73%
Money market deposits	156,696	1,640	1.05	108,095	1,340	1.24		77,317	1,281	1.66
Statement savings	3,357	18.53		3,222	20.62			3,306	27.83
Certificates of deposit	108,643	1,886	1.74	122,435	2,420	1.98		107,731	3,259	3.02
Total interest-bearing deposits	289,815	3,615	1.25	251,918	3,879	1.54		206,355	4,699	2.28
Borrowed funds	32,962	688	2.09	29,831	699	2.35		33,618	1,174	3.49
Total interest-bearing liabilities	322,777	4,303	1.33	281,749	4,578	1.63		239,973	5,873	2.45
Non-interest bearing deposits	31,224			32,046				26,315
Other liabilities	1,394			1,351				1,129
Shareholders' equity	19,187			22,758				19,245
Total Liabilities and Shareholders' Equity $	$374,582			$337,904				$286,662		$
Net interest income		12,773			11,733				8,967
Interest rate spread (1)			3.53%			3.49%				3.11%
Net interest margin (2)			3.64%			3.67%				3.36%
Ratio of average interest-earning assets to interest-bearing liabilities			108.79%			112.60%				111.21%

Return on average assets			-0.31%			0.58%				-0.14%
Return on average equity			-6.19%			8.72%				-2.15%

(1)                   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)       Net interest margin represents net interest income as a percentage of average interest-earning assets.

The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between interest‑earning assets and our funding sources.  Our ability to maximize net interest income depends on the volume of interest‑earning assets and interest‑bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.

The following table presents the dollar amount of changes in interest income and interest expense for interest earning assets and interest-bearing liabilities for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The table distinguishes between changes attributable to volume (changes in volume multiplied by the prior period’s rate) and changes attributable to rate (changes in rate multiplied by the prior period’s volume).  Change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated to volume.

As shown below, the increase in net interest income was due to volume increases in earning assets, which were funded by deposit growth.

(dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest income:
Commercial	$365	$(392)	$(27)
Commercial Mortgage	144	(4)	140
Mortgage	(309)	(28)	(337)
Consumer	(74)	(29)	(103)
Federal funds sold	1	(16)	(15)
Investment securities available for sale	1,924	54	1,978
Investment securities held to maturity	(794)	(77)	(871)
Total interest-earning assets	1,257	(492)	765

Interest expense:
Interest-bearing demand	10	(38)	(28)
Money market	509	(209)	300
Statement savings	1	(3)	(2)
Certificates of deposit	(239)	(295)	(534)
Borrowings	65	(76)	(11)
Total interest-bearing liabilities	346	(621)	(275)

Net change in net interest income	$911	$129	$1,040

Provision for Loan Losses

                A provision for loan losses is charged to operations based on management’s evaluation of the estimated and inherent losses in our loan portfolio.  We recorded a provision for loan loss for the year ended December 31, 2011 of $6.8 million compared to a provision for loan loss of $776 thousand for the same period in 2010. The increase in the provision for loan loss was related to an increase of $5.8 million in non-performing assets caused by the weakening economy which has stressed the ability of certain borrowers to repay their loans. In addition, the Company recorded $5.6 million in charge-offs during the year ended December 31, 2011, which caused the Company’s historical loss rates within the respective portfolios to increase and has contributed to the increased provision for loan loss in 2011. Of the $5.6 million in charge-offs, $1.3 million were partial charge-offs related to seven loan relationships and $4.3 million were total charge-offs related to ten loan relationships. These charge-offs were associated with the general economic weakness in our marketplace which has adversely impacted real estate values in our trade area.  At December 31, 2011, our allowance for loan losses represented 2.06% of total loans outstanding and 41.2% of non-performing loans.

Non-Interest Income

                Non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, ATM fees, origination fees from residential mortgage loans sold, bank owned life insurance income and other miscellaneous fee income, was $1.7 million for the year ended December 31, 2011 compared to $1.1 million for the year ended December 31, 2010.  The increase in non-interest income during 2011 is the result of increases of $901 thousand on gain on sale of securities, $6 thousand in Bank owned life insurance and $86 thousand in miscellaneous fee income, offset by decreases of $362 thousand in gain on sale of SBA loans and $11 thousand in service charges on deposit accounts.

Non-Interest Expense

                Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy, FDIC insurance premium expense, advertising costs, data processing, professional services and other operating costs, increased by $821 thousand to $9.7 million for the year ended December 31, 2011 as compared to $8.9 million for the year ended December 31, 2010. The increase in non-interest expense was primarily related to an increase of $346 thousand in salary and employee benefit costs along with $251 in net occupancy costs, $186 thousand in other real estate owned expenses and $155 thousand in other operating expenses. These increases were partially offset by a decrease in FDIC expenses of $113 thousand and professional services of $58 thousand. The increase in salary and benefit costs was related to adding necessary key administrative and branch personnel to staff throughout 2011 to manage our growth, coupled with the effect of operating expenses related the Marlton Office which opened in November 2010.  The decrease in professional services represents a charge of $203 thousand, recorded in 2010, in audit, legal, and investment banking fees associated with a proposed capital transaction terminated by the Company in 2010.

Income Taxes

                The Company recorded an income tax benefit of $838 thousand for the year ended December 31, 2011, compared to an income tax expense of $1.2 million for the year ended December 31, 2010. The change in income tax expense in 2011 is primarily the result of the Company having a net loss. The effective tax rate for the year ending December 31, 2011 was 41.7 % compared to 38.9% at December 31, 2010.

Financial Condition

Total assets at December 31, 2011 were $383.8 million, an increase of $30.0 million or 8.5% over total assets at December 31, 2010.This change was due to increases in cash and cash equivalents of $28.8 million, bank owned life insurance of $1.5 million, Federal Home Loan Bank of New York (“FHLB”) stock of $3 thousand, investments available for sale of $39.1 million, other real estate owned of $4.4 million and other assets of $493 thousand. These increases were partially offset by decreases in loans receivable, net of allowance for loan losses, of $2.1 million, deferred taxes of $1.4 million, accrued interest receivable of $575 thousand, premise and equipment, net of $96  thousand and in investments held to maturity of $40.4 million.

Total shareholders’ equity at December 31, 2011totaled $19.1 million, an increase of $1.3 million or 7.4% over December 31, 2010. The increase in shareholders’ equity is due to the recognition of accumulated other comprehensive income of $2.3 million related to the fair value adjustment on investment securities available for sale, issuance of preferred stock of $200 thousand and the increase of stock based compensation expense of $139 thousand, partially offset by net loss of $1.3 million available to common shareholders.

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

Loans receivable at December 31, 2011 totaled $241.9 million, a decrease of $939 thousand or 0.39% from December 31, 2010.  This decrease was attributable to decreases in residential real estate loans of $5.8 million, construction loans of $1.1 million, and loans to consumers of $205 thousand, partially offset by increases of $3.8 million commercial real estate loans and $2.3 million in commercial loans.

The following table sets forth-selected data relating to the composition of the loan portfolio, net of deferred loan fees, at the dates indicated.

(dollars in thousands)	2011		2010		2009		2008		2007
Type of Loans:	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$97,645	40.4%	$95,350	39.3%	$91,679	38.5%	$60,669	31.3%	$31,417	21.5%
Real Estate, Commercial	115,935	47.9%	112,106	46.1%	105,605	44.3%	91,036	46.9%	73,863	50.6%
Real Estate, Residential	8,970	3.7%	14,766	6.0%	19,122	8.0%	19,326	10.0%	21,303	14.6%
Construction	12,092	5.0%	13,145	5.4%	12,093	5.1%	12,309	6.3%	10,864	7.4%
Consumer	7,275	3.0%	7,489	3.1%	9,925	4.1%	10,764	5.5%	8,594	5.9%
Total	$241,917	100.0%	$242,856	100.0%	$238,424	100.0%	$194,104	100.0%	$146,041	100.0%

See Note 5 to Consolidated Notes to Financial Statements for additional information regarding loans.

The following table sets forth the contractual maturity of the loan portfolio, net of deferred loan fees, at December 31, 2011.  The table does not include prepayments or scheduled principal repayments.

(dollars in thousands)	One year or Less	One - Five Years	Over Five Years	Total
Commercial	$15,682	$ 4,745	$47,218	$97,624
Real Estate Commercial	7,835	47,573	60,527	115,956
Real Estate Residential	943	1,006	7,021	8,970
Construction	10,012	2,080	-	12,092
Consumer	352	760	6,163	7,275
Total amount due	$34,824	$ 6,164	$120,929	$241,917

The following table sets forth loan maturities by interest rate type at December 31, 2011.

(dollars in thousands)	Maturities less than 1 Year	Maturities Greater than 1 Year	Total
Fixed Interest Rate Loans	$19,277	$169,110	$188,387
Variable Rate Interest Loans	16,181	37,300	53,481
Overdrawn Accounts	49	-	49
	$35,507	$206,410	$241,917

Non-Performing Assets

Non-performing assets consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans and other real estate owned.   Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Total non-performing assets increased to $17.4 million at December 31, 2011 from $11.6 million at December31, 2010, as non-performing loans increase by $2.3 million to $12.1 million at year end 2011 and real estate owned increased by $4.4 million to $5.3 million at year end 2011.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2011 the Company had twenty one relationships totaling $8.9 million in non-accrual loans as compared twelve relationships totaling $9.8 million at December 31, 2010. At December 31, 2011, the Company had twenty seven impaired loan relationships totaling $12.1 million (included within the non-accrual loans discussed above) in which $9.6 million in impaired loans had a related allowance for credit losses of $2.2 million and $2.5 million of impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $13.3 million for 2011 as compared to $12.3 million for 2010, and interest income recorded on impaired loans during the year ended December 31, 2011 totaled $26 thousand as compared to $36 thousand for December 31, 2010.

The balance in total loans 90-days past due and still accruing decreased by $878 thousand to zero as of December 31, 2011 from the reported levels at December 31, 2010. During the period ended December 31, 2011, the balance in commercial loans 90-days past due and still accruing decreased by $634 thousand and represented one relationship which moved into the non-accrual loan category.  Lastly, the decrease in residential real estate loans 90 days past due and still accruing reflects one loan relationship totaling $244 thousand which moved into the non-accrual loan category.

During the year ended December 31, 2011 the Company experienced a $928 thousand net decrease in non-accrual loans.  This change reflects the downgrading of thirteen loan relationships to non-accrual status totaling $9.1 million  offset by charge offs totaling $5.6 million, loans taken into other real estate owned of $4.6 million and principal reductions in the aggregate amount of $360 thousand.

Included in the balance of non-accrual loans is a principal balance of $634 thousand dollars representing our participation interest in two loans originated by another New Jersey based institution.  Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that we have valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims.  In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion that our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  At December 31, 2011, we had $5.3 million in real estate owned compared to $830 thousand in real estate owned at December 31, 2010. The change reflects three additional properties taken into real estate owned during the fourth quarter of 2011.

The following table provides information regarding risk elements in the loan portfolio as of December 31, 2007 through 2011.

(In thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Loans past due 90 days or more and accruing
Commercial	$ -	$ 634	$ 634	$ -	$ 357
Commercial Real Estate	-	-	1,765	2,375	7
Construction	-	-	-	-	607
Residential Real Estate	-	244	-	-	-
Total loans past due 90 days or more and accruing	-	878	2,399	2,375	971
Non-accrual loans:
Commercial	1,935	1,296	1,401	-	-
Commercial Real Estate	5,479	8,213	3,722	-	-
Consumer	581	289	-	-	-
Residential Real Estate	875	-	3,020	-	-
Total non-accrual loans	8,870	9,798	8,143	-	-
Restructures loans	1,804	-	-	-	-
Impaired loans	1,451	51	-	-	-
Total non-performing loans	12,125	9,849	8,143	-	-
Real estate owned	5,262	830	-	281	466
Total non-performing assets	$ 17,387	$ 11,557	$ 10,542	2,656	$ 1,437
Non-performing loans as a percentage of loans	5.01%	4.06%	3.42%	0.14%	0.32%
Non-performing assets as a percentage of loans and real estate owned	7.03%	4.74%	4.42%	0.14%	0.32%
Non-performing assets as a percentage of total assets	4.53%	3.26%	3.44%	0.22%	0.22%

Allowance for Losses on Loans

The allowance for losses on loans is based on management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, our historic loss rates, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications.  In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors.  Consideration is also given to the findings of examinations performed by regulatory agencies.

The following table sets forth information with respect to the allowance for losses on loans:

(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Balance at beginning of year	$3,826	$3,432	$1,133	$1,050	$1,050
Provision:
Commercial	5,195	286	1,476	125	-
Commercial Real Estate	1,478	477	715	85	-
Residential Mortgage	126	(30)	-	-	-
Consumer	(38)	43	321	(9)	-
Unallocated	-	-	18	20	-
Total Provision	6,764	776	2,530	221	-
Charge-offs:
Commercial	4,034	382	231	138	-
Commercial Real Estate	1,217	-	-	-	-
Residential Mortgage	370	-	-	-	-
Total Charge-offs	5,621	382	231	138	-
Recoveries:
Commercial	26	-	-	-	-
Total Recoveries	26	-	-	-	-
Net charge-offs	5,595	382	231	138	-
Balance at end of period	$4,995	$3,826	$3,432	$1,133	$1,050

Period-end loans outstanding	$241,917	$242,856	$238,424	$194,104	$146,041

Average loans outstanding	$241,054	$238,477	$222,791	$168,691	$133,625

Allowance as a percentage of period-end loans	2.06%	1.58%	1.44%	0.58%	0.72%

Net charge-offs as a percentage of average loans	2.32%	0.16%	0.10%	0.08%	NA

Allocation of Allowance for Losses on Loans

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.  Although loss provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category:

	At December 31,
	2011		2010
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$2,930	40.4%	$1,743	39.3%
Real Estate Commercial	1,788	47.9	1,527	46.2
Real Estate Residential	173	3.7	417	6.1
Construction	-	5.0	-	5.4
Consumer	104	3.0	139	3.1
Total	$4,995	100.0%	$3,826	100.0%

	At December 31,
	2009		2008
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$1,839	38.5%	$492	31.3%
Real Estate Commercial	1,050	44.3	336	46.9
Real Estate Residential	447	8.0	126	10.0
Construction	-	5.1	101	6.3
Consumer	96	4.1	78	5.5
Total	$3,432	100.0%	$1,133	100.0%

	At December 31,
	2007
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$460	21.5%
Real Estate Commercial	251	50.6
Real Estate Residential	173	14.6
Construction	113	7.4
Consumer	53	5.9
Total	$1,050	100.0%

Investment Securities

The investment portfolio predominantly consists of securities issued or guaranteed by the U.S. Government and its agencies. Management classifies investment securities at the time of purchase by one of three categories: trading, held to maturity and available for sale.  To date, management has not purchased any securities for trading purposes.  Management classifies securities as held to maturity or available for sale. In 2011, the Bank sold HTM securities, which could impact the Bank’s ability to classify future investments in securities as HTM.

Investment securities held to maturity totaled zero at December 31, 2011, a decrease of $40.4 million or 100% from December 31, 2010. The estimated fair value of the held to maturity investment portfolio was zero at December 31, 2011 and $39.5 million at December 31, 2010.

  Investment securities available for sale totaled $83.7 million at December 31, 2011, an increase of $39.1 million or 87.6% from December 31, 2010. The estimated amortized cost of the available for sale investment portfolio was $83.2 million at December 31, 2011 and $47.9 million at December 31, 2010.

 During 2011, available for sale purchases totaled $69.0million and were concentrated in U.S. Government agency securities. We also received $16.0 million in investment repayments and sold $18.4 million in investments in our available for sale portfolio, with $10 million being US Treasury Securities and $8 million in U.S. Government agency securities. We recognized a gain on the sale of available for sale securities of $401 thousand. We had no purchases within our held to maturity portfolio, however we received $27.9 million in investment repayments in U.S. Government agency and mortgage backed securities. We also sold $5.9 million in U.S. Government agencies securities and $7.2 million in mortgage backed securities, which were classified as held to maturity, for a total gain of $500 thousand.

            The following table sets forth the carrying value of the investment portfolio at the dates indicated:

(dollars in thousands)	2011	2010	2009
Investment securities held to maturity

Government agency obligations	$ -	$ 32,706	$39,019
Mortgage backed securities	-	7,729	9,040
Total investment securities held to maturity	$ -	$ 40,435	$48,059

Investment securities available for sale:

Government agency obligations	$ 83,727	$ 35,560	$ -
US Treasury Securities	-	9,075
Total investment securities available for sale	$ 83,727	$ 44,635	$ -

Investment Portfolio Maturities

The following table sets forth information regarding the carrying values, estimated fair values, and weighted average yields for the investment securities portfolio at December 31, 2011 by contractual maturity.

The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments on securities with call provisions.

(dollars in thousands)	Under 1 Year	1 – 5 Years	5 – 10 Years	Over 10 Years	Total
Investment securities available for sale
U.S. government agency obligations:
Carrying value	$-	$-	$1,018	$82,709	$83,727
Weighted average yield	-%	-%	3.35%	3.94%	3.79%

Total carrying value	$-	$-	$1,018	$82,709	$83,727
Total fair value	$-	$-	$1,018	$82,709	$83,727
Weighted average yield	-%	-%	3.35%	3.94%	3.79%

Sources of Funds

General

Deposits are the primary source of funds for our lending and investment activities as well as for general business purposes.   In addition to deposits, we derive funds from the amortization, prepayment or sale of loans; maturities and repayments of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rate market conditions.

Deposits

                We offer a broad range of deposit products, including personal and business checking accounts, individual retirement accounts, business and personal money market accounts, statement savings and term certificate accounts at competitive interest rates.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. Management regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. We do not obtain funds through brokers, nor do we solicit funds outside the State of New Jersey.

Total deposits at December 31, 2011 were $330.3 million, an increase of $28.0 million or 9.3% from December 31, 2010. The increase in deposits was attributable to an increase of $52.8 million in interest bearing deposit accounts which partially represents migration of $10.6 million from non-interest bearing deposit accounts and $14.2 million from certificates of deposit. The remaining increase represents new funds deposited with the Bank, as a result of competitive pricing of deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by our team of retail branch managers.

The following table sets forth the distribution of the average balance of deposit accounts for the years ended December 31, 2011, 2010 and 2009 and the weighted average cost for each category of deposit.

2011			2010			2009
Average Balance	Percent of Total Deposits	Weighted Average Cost	Average Balance	Percent of Total Deposits	Weighted Average Cost	Average Balance	Percent of Total Deposits	Weighted Average Cost
(dollars in thousands)

Checking	$52,343	16.3%	0.14%	$50,213	17.7%	0.20%	$44,316	19.0%	0.29%
Money market deposit	156,696	48.9	1.05	108.095	38.1	1.24	77,317	33.2	1.66
Statement savings	3,357	1.0	0.53	3,222	1.1	0.62	3,306	1.4	0.83
Certificates of deposit	108,643	33.8	1.74	122,434	43.1	1.98	107,731	46.4	3.02
Total deposits	$321,039	100.0%	1.12%	$283,964	100.0%	1.36%	$232,670	100.0%	2.01%

The following table indicates the amount of the certificates of deposit of $100 thousand or more by time remaining until maturity as of December 31, 2011 and 2010.

(dollars in thousands)	2011 Certificates of Deposit	2010 Certificates of Deposit
Maturity Period
Within three months	$3,406	$15,953
Three through six months	2,919	6,166
Six through twelve months	7,444	18,860
Over twelve months	24,481	5,255
	$38,250	$46,234

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

At December 31, 2011 and December 31 2010, we had borrowings in the form of advances with the FHLB in the amount of $25.0 million.  The weighted average interest rate on borrowings from FHLB was 1.14% at December 31, 2011 compared to 1.49% at December 31, 2010. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on our commercial and residential mortgage loan portfolios.

The following table sets forth the contractual maturity and the weighted average interest rate of the borrowings at December 31, 2010:

(dollars in thousands)	Under 1 Year	1 – 5 Years	5 – 10 Years	Over 10 Years	Total
Advances from the FHLB	$15,000	$10,000	$-	$-	$25,000
Weighted average interest rate	1.43%	0.72%	-%	-%	1.14%

   On February 28, 2012, the Company renewed its non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in the amount of $5.0 million. The term of the debt is for a six month period with a maturity date of August 17, 2012. The interest rate adjusts at a variable rate at the greater of prime plus 100 basis points with a floor of 5.00%. The loan agreement contains representations, warranties and covenants typical of agreements of this type, including a provision making it an event of default for the Bank to enter into any formal or informal enforcement agreement with its primary regulators. The Company has an outstanding balance on the line of credit of $5.0 million at December 31, 2011 as compared to $4.9 million at December 31, 2010 and has contributed $4.4 million as additional capital to the Bank.

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

                The following table sets forth the amount of interest-earning assets and interest-bearing liabilities at December 31, 2011, which are expected to mature or reprice in each of the time periods shown:

(dollars in thousands)	One Year Or Less

One-Five Years

			Over Five Years

				Non-Rate Sensitive Assets/ Liabilities	Total
Interest-earning assets:
Short term investments	$32,800	$-	$-	$-	$32,800
Investment available for sale	-	-	83,727	-	83,727
Loans receivable	118,669	69,418	53,830	-	241,917
Total interest-earning assets	151,469	69,418	137,557	-	358,444
Non-rate sensitive assets: Other Assets	-	-	-	25,341	25,341
Total assets	$151,469	$69,418	$137,557	$25,341	$383,785

Interest-bearing liabilities:
Interest-bearing demand	$32,175	$-	$-	$-	$32,175
Statement savings	3,313	-	-	-	3,313
Money market	165,578	-	-	-	165,578
Certificates of deposit	36,578	62,701	-	-	99,279
Subordinated Debt	-	3,000	-	-	3,000
Borrowings	20,000	10,000	-	-	30,000
Total interest-bearing liabilities	257,644	75,701	-	-	333,345
Non-rate sensitive liabilities:
Non-interest bearing deposits	-	-	-	29,963	29,963
Other liabilities	-	-	-	1,410	1,410
Capital	-	-	-	19,067	19,067
Total liabilities and capital	$257,644	$75,701	$-	$50,440’,	$383,075
Period GAP	$(106,175)	$(6,283)	$137,557	$(25,099)
Cumulative interest-earning assets	$151,469	$220,887	$358,444
Cumulative interest-bearing liabilities	$257,644	$333,345	$333,345
Cumulative GAP	$(106,175)	$(112,458)	$25,099
Cumulative RSA/RSL (1)	58.79%	66.26%6	107.533%

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

                In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $37.9 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $34.9 million through the FHLB of New York. The Bank has $25 million in outstanding FHLB advances which would reduce the availability of borrowing potential to $9.9 million. The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our commercial and residential mortgage loan portfolios.  In addition, the Company has a non-revolving line of credit with ACBB for up to $5.0 million and as of December 31, 2011 there is an outstanding balance of $5.0 million under this line, an increase from $4.9 million outstanding as of December 31, 2010.

                In addition, the Bank’s membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 50% of the Bank’s total assets, subject to certain conditions.

            We had cash and cash equivalents of $37.8 million at December 31, 2011 and $9.0 million at December 31, 2010 in the form of cash, due from banks and federal funds sold.  At December 31, 2011, unused lines of credit available to customers and committed, undisbursed loan proceeds including letters of credit totaled $49.6 million.  Certificates of deposit scheduled to mature in one year or less totaled $36.6 million at December 31, 2011.  Based on our experience, management believes that a substantial amount of these certificates of deposit will remain with the Bank upon maturity.   Management anticipates that it will continue to have sufficient funds available to meet the needs of its customers for deposit repayments and loan fundings.

Our ability to generate deposits depends on the success of our branch network. Our success is dependent on a number of factors, including our ability to establish branches in favorable locations, recruit and hire experienced managers and staff to meet the needs of its customers through personalized services and a broad array of financial products, and the general economic conditions of the market area in which branches are located.  Unexpected changes in the national and local economy may also adversely affect the branches’ ability to attract or retain deposits and foster new loan relationships.

Capital Resources

The maintenance of appropriate levels of capital in excess of regulatory minimums is an important objective of the asset and liability management process.  The Bank met the definition of a “well–capitalized” institution at December 31, 2011 and as December 31, 2010. See Note 18 of “Notes to Financial Statements” (regulatory matters) for additional information regarding the Bank’s regulatory capital requirements.

The Bank’s capital ratios at December 31, 2011, 2010 and 2009 are presented in the following table:

	2011	2010	2009
Shareholders’ equity to total assets	5.0%	5.6%	5.8%
Leverage ratio	5.9%	6.9%	7.3%
Risk-based capital ratios:
Tier 1	8.0%	8.9%	8.5%
Total Capital	10.3%	11.2%	10.7%

  On February 28, 2012, the Company renewed its non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in the amount of $5.0 million. The term of the debt is for a six month period with a maturity date of August 17, 2012. The interest rate adjusts at a variable rate at the greater of prime plus 100 basis points with a floor of 5.00%. The Company has an outstanding balance on the line of credit of $5.0 million at December 31, 2011 as compared to $4.9 million at December 31, 2010 and has contributed $4.4 million as additional capital to the Bank.

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

In December 2009, the Company authorized the establishment of 1 million shares of no par, $1 thousand stated value, Series A Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

In December 2011, the Company authorized the establishment of 10 thousand shares of no par, $20 stated value, Series B Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2011, the Company sold 10,000 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority of dividends such that, no dividends or distributions shall be declared or paid to common shareholders unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement.  Commitments generally have fixed dates or other termination clauses and may require the payment of a fee by the customer.  Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements.  Total commitments to extend credit at December 31, 2011 were $49.6 million.  Management evaluates each customer’s creditworthiness on a case-by-case basis.  Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party on behalf of a customer.   The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. Management evaluates each customer’s creditworthiness on a case-by-case basis.  Collateral obtained, if deemed necessary is based on management’s credit evaluation of the customer.  Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.  At December 31, 2010, obligations under standby letters of credit totaled $1.9 million.

We have also entered into long term operating lease obligations for some our premises and equipment, the terms of which generally include options to renew. These instruments involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition.   At December 31, 2011, future minimum operating lease obligations totaled $2.1 million.

The off-balance sheet arrangements discussed above did not have, and management believes are not reasonably likely to have in the foreseeable future, a material impact on our financial condition or liquidity.

See Note 12 to Notes to Consolidated Financial Statements for additional information regarding operating leases.

See Note 13 to Notes to Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

Contractual Obligations

                The following table represents the aggregate contractual obligations to make future payments as of December 31, 2011.

(dollars in thousands)	One year or Less	One - Five Years	Over Five Years	Total
Time deposits	$36,578	$62,701	$-	99,279
Long term debt	20,000	10,000	-	30,000
Subordinated Debt	-	3,000	-	3,000
Operating lease	359	1,383	347	2,089
Total	$56,937	$77,084	$347	$134,368

Item 7.  Quantitative and Qualitative Disclosures About Market Risk

            Not Applicable

Item 8.  Financial Statements and Supplementary Data

The following audited financial statements and related documents are set forth in this Annual report on form 10-K on the following pages:

                                                                                                                                                                                Page

Report of Independent Registered Public Accounting Firm                                                                          32

Consolidated Statements of Financial Condition                                                                                             33

 Consolidated Statements of Operations                                                                                                           34

Consolidated Statements of Changes in Shareholders Equity                                                                       35

Consolidated Statements of Cash Flows                                                                                                           36

Notes to Financial Statements                                                                                                                             37

[KPMG Logo]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cornerstone Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Cornerstone Financial Corporation and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Philadelphia, PA

March 23, 2012

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

December 31, 2011

December 31, 2010

Assets:
Cash and due from banks	$5,039	$5,331
Federal funds sold	32,800	3,700
Cash and cash equivalents	37,839	9,031
Investment securities:
Held to maturity (fair value 2011 - $0; 2010 - $39,520)	-	40,435
Available for sale (amortized cost 2011 - $83,232; 2010 - $47,945)	83,727	44,635
Loans receivable	241,917	242,856
Less allowance for loan losses	4,995	3,826
Loans receivable, net	236,922	239,030
Federal Home Loan Bank stock	1,438	1,435
Premises and equipment, net	7,710	7,806
Accrued interest receivable	1,577	2,152
Bank owned life insurance	6,206	4,685
Deferred taxes	1,233	2,600
Other real estate owned	5,262	830
Other assets	1,871	1,378

Total Assets

	$383,785	$354,017

Liabilities:
Non-interest bearing deposits	$29,963	$40,514
Interest bearing deposits	201,066	148,259
Certificates of deposit	99,279	113,497
Total deposits	330,308	302,270
Advances from the Federal Home Loan Bank	25,000	25,000
Line of credit	5,000	4,877
Subordinated debt	3,000	3,000
Other liabilities	1,410	1,122

Total Liabilities

	364,718	336,269

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred Stock Series A:
$0 par value; $1,000 per share stated value, authorized 1,000,000shares; issued and outstanding 1,900 at December 31, 2011 and December 31, 2010, respectively.	1,900	1,900
Preferred Stock Series B: $0 par value; $20 per share stated value, authorized 10,000 shares; issued and outstanding 10,000 at December 31,2011 and $0 at December 31, 2010.	200	-
Common Stock
$0 par value: authorized 10,000,000 shares; issued and outstanding 1,954,302 at December 31, 2011 and December 2010, respectively	-	-
Additional paid-in capital	17,735	16,727
Accumulated other comprehensive income(loss)	297	(1,988)
Retained (deficit) earnings	(1,065)	1,109
Total Shareholders’ Equity	19,067	17,748
Total Liabilities and Shareholders’ Equity	$383,785	$354,017

See accompanying notes to consolidated financial statements

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Interest Income

Interest and fees on loans	$13,328	$13,655
Interest on investment securities	3,736	2,629
Interest on federal funds	12	27

Total interest income

	17,076	16,311

Interest Expense

Interest on deposits	3,615	3,879

Interest on borrowings

	688	699

Total interest expense

	4,303	4,578
Net interest income	12,773	11,733
Provision for loan losses	6,764	776
Net interest income after loan loss provision	6,009	10,957

Non-Interest Income

Service charges on deposits	184	195
Bank owned life insurance income	170	164
Gain on sale of available for sale securities	401	-
Gain on sale of held to maturity securities	500	-
Gain on sale of loans	247	609
Miscellaneous fee income	204	118

Total non-interest income

	1,706	1,086

Non-Interest Expense

Salaries and employee benefits	5,362	5,016
Net occupancy	1,507	1,256
Data processing and other service costs	506	484
Professional services	732	790
Advertising and promotion	165	133
Other real estate owned expense	296	110
FDIC expense	371	484
Other operating expenses	786	631
Total non-interest expense	9,725	8,904

Income (loss) before income taxes	(2,010)	3,139
Income tax expense ( benefit)	(838)	1,220
Net Income (loss)	$(1,172)	$1,919
Preferred stock Dividends	133	133

Nnn Net income (loss) available to common shareholders

	$(1,305)	$1,786

Earnings per share
Basic	$(0.67)	$0.91(1)
Diluted	$(0.67)	$0.91(1)
Weighted average shares outstanding
Basic	1,954	1,954(1)
Diluted	1,954	1,954(1)

(1) All share and per share amounts have been restated to reflect the 8.0% common stock dividend paid on May 16, 2011 to common shareholders of record as of April 15, 2011.

                 See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Comprehensive (Loss) Income	Preferred Stock – Series A	Preferred Stock – Series B	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)		Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009		$1,900	$-	$-	$16,623	$(710)	$$	-	$17,813
Comprehensive loss
Net income	$1,919	$-	$-	$-	$-	$1,919	$$	-	$1,919
Unrealized loss on securities available for sale, net of tax	(1,988)							(1,988)	(1,988)
Comprehensive loss	$(69)								-
Stock based compensation		-	-	-	137	-		-	137
Preferred Stock dividend Payment		-	-	-	(33)	(100)		-	(133)
Balance at December 31, 2010		$1,900	$-	$-	$16,727	$1,109		(1,988)	$17,748
Comprehensive income
Net loss	$(1,172)	$-	$-	$-	$-	$(1,172)		-	$(1,172)
Unrealized gain on securities available for sale, net of tax	2,285							2,285	2,285
Comprehensive income	$1,113
Stock based compensation		-	-	-	139	-		-	139
Issuance of preferred stock		-	200	-	-	-		-	200
Declaration of 8.0% common stock dividend		-	-	-	869	(869)		-	-
Preferred Stock Dividend Payment		-	-	-	-	(133)		-	(133)
Balance at December 31, 2011		$1,900	$200	$-	$17,735	$(1,065)	$$	297	$19,067

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Cash flows from operating activities:
Net Income (loss)	$(1,172)	$1,919
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	6,764	776
Income on Bank Owned Life Insurance	(170)	(164)
Depreciation	442	397
Amortization of premiums and discounts, net	(213)	42
Stock option expense	139	137
Deferred tax benefit	(153)	(124)
(Increase) on other real estate owned	(4,432)	(830)
Gain on available for sale securities	(401)	-
Gain on sale of held to maturity securities	(500)	-
Gain on sale of Loans	(247)	-
Decrease(Increase) in accrued interest receivable and other assets	82	(298)
Increase(Decrease)in other liabilities	288	(162)
Net cash provided by operating activities	427	1,693

Cash flows from investing activities:
Purchases of investments held to maturity	-	(44,509)
Repayment of investments held to maturity	27,945	52,091
Sale of investments held to maturity	13,002	-
Repayments of investments available for sale	15,953	-
Purchase of investments available for sale	(69,040)	(47,943)
Sale of investments available for sale	18,401	-
(Purchase) redemption of Federal Home Loan Bank Stock	(3)	137
Purchase of Bank Owned Life Insurance	(1,351)	-
Net increase in loans	(4,409)	(4,814)
Purchases of premises and equipment	(345)	(332)
Net cash used by investing activities	153	(45,370)

Cash flows from financing activities: Net increase in deposits	28,038	52,777
Proceeds from borrowings	10,123	260,305
Principal payments on borrowings	(10,000)	(264,983)
Net proceeds from issuance of preferred stock	200	-
Cash dividend paid on preferred stock	(133)	(133)
Net cash provided by financing activities	28,228	47,966

Net decrease in cash and cash equivalents	28,808	4,289
Cash and cash equivalents at the beginning of the year	9,031	4,742
Cash and cash equivalents at the end of the year	$37,839	$9,031

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,323	$4,613
Cash paid during the year for income taxes	156	1,426
Net change in unrealized gain (loss) on securities available for sale, net of tax	2,285	(1,988)

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)       Nature of Operations

Cornerstone Financial Corporation (the “Company”) was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank (the “Bank”) to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009.

Cornerstone Bank is a state-chartered commercial bank that offers a variety of traditional commercial banking products and services to small and medium-sized businesses, local professionals and individuals, throughout Burlington and northern Camden counties in New Jersey.  The Bank is supervised and regulated by the New Jersey State Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s deposits are insured by the FDIC to the extent provided by law.

The Bank’s business is particularly susceptible to future state and federal legislation and regulation.  The banking regulatory agencies conduct periodic examinations to assess the condition of the Bank and have the authority to direct it to take actions relating to any matters noted in those examinations.

The Bank is managed as one business segment.

(2)       Summary of Significant Accounting Policies

(a)           Basis of Presentation

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry.  The consolidated financial statements of the Company include the accounts of the Bank. Intercompany balances and transactions are eliminated in consolidation.

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

(d)           Investment Securities

Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.  In 2011, the Bank sold HTM securities, which could impact the Bank’s ability to classify future investments in securities as HTM. Premiums are amortized and discounts are accreted using a method that produces results which approximate level yield over the estimated remaining term of the underlying security.

Securities not classified as held to maturity are classified as available for sale, and are stated at fair value. Changes in unrealized gains and losses relating to available for sale securities are excluded from earnings and reported as accumulated other comprehensive income(loss), a separate component of shareholders’ equity, net of tax. Gains and losses are determined using the specific-identification method and are accounted for on a trade-date basis.

We evaluate securities for other-than-temporary impairment at least quarterly. When evaluating a security for impairment, we consider the length of time and the amount to which the fair value is less than the amortized cost, the investment issuer’s credit-worthiness and ability to meet its cash flow requirements, our intent to sell, and whether it is more likely than not we will be required to sell, an impaired debt security before a recovery of its amortized cost basis. Other-than-temporary charges are recorded through earnings.

Other-than-temporary impairment charges are recorded through earnings for the amount of credit losses,  regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Company has no intent and it is more likely than not that the Company would not be required to sell an impaired security before a recovery of amortized cost basis. The Company did not have any other-than temporary impairment for 2011 and 2010.

(e)           Loans Held for Sale

The Bank originates and sells residential mortgage loans (without recourse) on a servicing released basis to the secondary market.  This activity enables the Bank to fulfill the credit needs of the community while reducing its overall exposure to interest rate and credit risk.  These loans are reported at the lower of their cost or fair market value.

(f)       Loans

Loan origination fees and related direct loan origination costs of completed loans are deferred, and then recognized over the life of the loan as an adjustment of yield reflected as interest income in the statements of operations.  The unamortized balances of such net deferred loan origination fees/costs are reported on the Company’s statements of financial condition as a component of loans receivable.

Interest income is recorded on the accrual basis.  Loans are reported as non-accrual if they are past due as to principal or interest payments for a period of ninety days or more.  Exceptions may be made if a loan is deemed by management to be well collateralized and in the process of collection.  Loans that are on a current payment status may also be classified as non-accrual if there is serious doubt as to the borrower’s ability to continue interest or principal payments.  When a loan is placed in the non-accrual category, interest accruals cease and uncollected accrued interest receivable is reversed and charged against current interest income.  Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectability is reasonably assured. Payments received on non-accrual loans are to be applied against principal until principal is reduced to zero. Additional payments are then to be applied against (1) legal and operating expenses associated with the loan, (2) any principal previously charged off, and (3) uncollected interest, in that order.

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

Management uses significant estimates to determine the allowance for loan losses.  Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond the Company’s control, it is at least reasonably possible that management’s estimate of the allowance for loan losses and actual results could differ in the near term.

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

         (h)          FHLB Stock

The Company carries its investment in Federal Home Loan Bank (FHLB) Stock at its amortized cost. The Company had $1.4 million in FHLB stock at December 31, 2011 and at December 31, 2010.

(i)         Premises and Equipment

            Premises and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the expected useful lives of the assets.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives or the remaining lease terms. No events have occurred, or changes in management’s intentions, that would impact the amortization period or recoverability of premises and equipment, including leasehold improvements. Software costs, furniture and equipment have depreciable lives of 3 to 10 years.  The costs of maintenance and repairs are expensed as they are incurred and renewals and betterments are capitalized.

(j)            Bank Owned Life Insurance

The Bank initially purchased $2.9 million of Bank Owned Life Insurance (BOLI) on December 31, 2005, $610 thousand on March 3, 2006, $400 thousand on July 23, 2008 and $1.4 million on October, 20 2011.  BOLI is carried at its aggregate cash surrender value less surrender charges and totaled $6.2 million at December 31, 2011.  Income of $170 thousand was recognized on the BOLI during the year ended December 31, 2011 compared to $164 thousand of income recognized on the BOLI during the year ended December 31, 2010. The Bank is the sole beneficiary of the BOLI.

(k)       Real Estate Owned

Real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.  Real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property, net of estimated selling costs.  Costs relating to the development or improvement of the properties are capitalized while expenses related to the operation and maintenance of properties are recorded as an expense as incurred.  Gains or losses upon dispositions are reflected in earnings as realized.  The Company had $5.3 million in real estate owned at December 31, 2011 compared to $830 thousand at December 31, 2010. The Company did not record any gain or loss on the sale of real estate property owned for the year ending December 31, 2011 and December 31, 2010.

(l)        Earnings Per Share

Basic earnings per share is calculated on the basis of net income available to common holders divided by the weighted average number of shares outstanding. Diluted earnings per share include dilutive potential shares as computed under the treasury stock method using average common stock prices.   Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding plus the weighted average number of additional dilutive shares that would have been outstanding had all common stock options granted been exercised.

(m)      Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

(n)       Stock Options

Stock Options are accounted for in accordance with FASB Accounting Standards Codification (ASC) 718 “Stock Compensation.” This Standard establishes the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.

            (o)       Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods beginning after June 15, 2011. The Company adopted ASU 2011-01 during the third quarter 2011 and the relevant disclosures are included in this Form 10-K.

In April 2011, The FAS issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amended guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). The ASU responded to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. It is effective for interim and annual periods beginning on or after June 15, 2011. The Company adopted ASU 2011-02 during the third quarters 2011 and its adoption did not have a material impact to the financial statements.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we have access to unsecured, overnight lines of credit in the aggregate total of $37.9 million, consisting of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank and $34.9 million through the FHLB of New York.  The arrangement with Atlantic Central Bankers Bank is for the sale of federal funds subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on residential mortgage loan and commercial portfolios.  At December 31, 2011 and 2010, there were $25 million in outstanding advances with the FHLB.  In addition, the Bank’s membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 50% of the Bank’s total assets, subject to certain conditions.

We had cash and cash equivalents of $37.8 million at December 31, 2011 and $9.0 million at December 31, 2010 in the form of cash, due from banks and federal funds sold.  At December 31, 2011, unused lines of credit available to customers and committed, undisbursed loan proceeds including letters of credit totaled $49.6 million.  Certificates of deposit scheduled to mature in one year or less totaled $36.6 million at December 31, 2011.

(3)       Investment Securities

A comparison of amortized cost and approximate fair value of investment securities held to maturity and available for sale at December 31, 2011 and 2010 is as follows:

                                                                                                                                       December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Government agency obligations	$83,232	$495	$-	$83,727
Total	$83,232	$495	$-	$83,727

                                                                                                      December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments held to maturity:
Government agency obligations	$32,706	$68	$(1,131)	$31,643
Mortgage backed securities	7,729	148	-	7,877
Total	$40,435	$216	$(1,131)	$39,520

                                                                                                                                         December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Government agency obligations	$38,056	$-	$(2,496)	$35,560
US Treasury Securities	9,889	-	(814)	9,075
Total	$47,945	$-	$(3,310)	$44,635

At December 31, 2011, the Company had Federal agency securities with aggregate amortized costs totaling $500 thousand pledged to collateralize public deposits under the Governmental Unit Deposit Protection Act as compared to $428 thousand pledged at December 31, 2010.

The following table sets forth the scheduled contractual maturities of investment securities held to maturity and available for sale at December 31, 2011:

                                                                                     Available for Sale

(in thousands)	Amortized Cost	Fair Value
Within one year	$-	$-
After one year through five years	-	-
After five years through ten years	999	1,018
After ten years	82,233	82,709
Total	$83,232	$83,727

The Company had no unrealized losses on temporarily impaired investment securities at December 31, 2011 and the table below sets forth information regarding the fair value and unrealized loss on the Company’s temporarily impaired investments at December 31, 2010:

                                                                                                                                             December 31, 2010

(in thousands)	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to maturity
Government agency obligations:	$27,132	$1,131	$-	$-	$27,132	$1,131
Available for Sale
Government agency obligations:	$35,560	$2,496	$-	$-	$35,560	$2,496
US Treasury Securities	$9,075	$814	$-	$-	$9,075	$814
Total temporarily impaired investments securities	$71,767	$4,441	$-	$-	$71,767	$4,441

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

            In the fourth quarter of 2011, the Company sold its remaining $13.0 million of held-to-maturity investment securities realizing a gain of $500 thousand.  Management sold the securities because it expected that they would soon be called.  This sale of held-to-maturity securities could impact the Bank's ability to classify future  investments  in  securities  as held-to-maturity for a period of up to two years.

(4)       Other Comprehensive Income (Loss)

The change in other comprehensive Income (loss) components and related tax effect are as follows for the years ended December 31, 2011 and December 31, 2010. (in thousands):

		2011
	Before-Tax		Net-of-Tax
Comprehensive (loss) income:	Amount	Tax Effect	Amount
Unrealized holding gains arising during the year	$4,206	$(1,680)	$2,526
Reclassification of gain on sale of AFS recognized in income	(401)	160	(241)
Other comprehensive gain	$3,805	$(1,520)	$2,285

		2010
	Before-Tax		Net-of-Tax
Comprehensive (loss) income:	Amount	Tax Effect	Amount
Unrealized holding losses arising during the year	$(3,310)	$1,322	$(1,988)
Other comprehensive loss	$(3,310)	$1,322	$(1,988)

(5)       Loans Receivable

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

Loans receivable consist of the following:

(in thousands)	December 31, 2011	December 31, 2010
Commercial	$97,783	$95,441
Real estate – commercial	116,079	112,217
Real estate – residential	8,976	14,780
Construction	12,108	13,177
Consumer loans	7,245	7,450
Subtotal	242,191	243,065
Allowance for loan losses	(4,995)	(3,826)
Net deferred loan fees	(274)	(209)
Loans receivable, net	$236,922	$239,030

Under the New Jersey Banking Act of 1948, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2011, the loans-to-one-borrower limitation was $4.7 million; this excluded an additional 10% of adjusted capital funds or $3.1 million, which may be loaned if collateralized by readily marketable collateral as defined by regulations.  At December 31, 2011 there were no loans outstanding or committed to any one borrower, which individually or in the aggregate exceeded that limit.

The Bank lends primarily to customers in its market area.  The majority of loans are mortgage loans secured by real estate.  Included as mortgage loans are commercial real estate, conforming residential real estate and real estate loans in excess of FNMA loan limits (“jumbo real estate loans”).  Accordingly, lending activities could be affected by changes in the general economy, the regional economy or real estate values. At December 31, 2011 and 2010 mortgage loans secured by real estate totaled $125.1 million and $127.0 million, respectively. Mortgage loans represented 51.6% and 52.3% of total loans at December 31, 2011 and 2010, respectively.

A summary of the Company’s credit quality indicators is as follow:

Pass- A credit which is assigned a rating of Pass shall exhibit some or all of the following characteristics:

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

Non Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, and renegotiated loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. At December 31, 2011 the Company had twenty one loan relationships totaling $8.9 million in non-accrual loans compared to twelve relationships totaling $9.8 million in non-accrual loans at December 31, 2010. The Company recognized no interest income on non-accrual loans during the twelve month period ended December 31, 2011 as compared to $36 thousand for the twelve month period ended December 31, 2010.

The following table represents loans by credit quality indicator at December 31, 2011.

(In thousands)		Special	Accruing	Non
		Mention	Classified	Accrual
	Pass	Loans	Loans	Loans	Total
Commercial	$80,872	$ 13,956	$ 882	$ 1,935	$ 97,645
Real Estate, Commercial	103,804	3,104	3,548	5,479	115,935
Real Estate, Residential	8,095	-	-	875	8,970
Construction	7,523	-	4,569	-	12,092
Consumer	6,694	-	-	581	7,275
Total Loans	$ 206,988	$ 17,060	$ 8,999	$ 8,870	$ 241,917

The following table represents loans by credit quality indicator at December 31, 2010.

(In thousands)		Special	Accruing	Non
		Mention	Classified	Accrual
	Pass	Loans	Loans	Loans	Total
Commercial	$ 93,209	$ 845	$ -	$ 1,296	$ 95,350
Real Estate, Commercial	101,718	2,175	-	8,213	112,106
Real Estate, Residential	13,596	-	1,170	-	14,766
Construction	13,145	-	-	-	13,145
Consumer	6,905	244	51	289	7,489
Total Loans	$ 228,572	$ 3,264	$ 1,221	$ 9,798	$ 242,856

The following table represents past-due loans as of December 31, 2011.

(In thousands)	30-89 Days	90 Days or	Total Past
	Past Due	more Past	Due and	Accruing	Non-
	and Still	Due and	Still	Current	Accrual	Total Loan
	Accruing	Still Accruing	Accruing	Balances	Balances	Balances
Commercial	$ 495	$ -	$ 495	$ 95,215	$ 1,935	$ 97,645
Real Estate, Commercial	1,201	-	1,201	109,255	5,479	115,935
Real Estate, Residential	1	-	1	8,094	875	8,970
Construction	-	-	-	12,092	-	12,092
Consumer	81	-	81	6,613	581	7,275
Total Loans	$ 1,778	$ -	$ 1,778	$ 231,269	$ 8,870	$ 241,917

Percentage of Total loans	.073%	0.00%	0.73%	95.60%	3.67%

The following table represents past-due loans and leases as of December 31, 2010.

(In thousands)	30-89 Days	90 Days or	Total Past
	Past Due	more Past	Due and	Accruing	Non-
	and Still	Due and	Still	Current	Accrual	Total Loan
	Accruing	Still Accruing	Accruing	Balances	Balances	Balances
Commercial	$ 209	$ 634	$ 843	$ 94,054	$ 1,296	$ 95,350
Real Estate, Commercial	-	-	-	103,893	8,213	112,106
Real Estate, Residential	-	244	244	14,766	-	14,766
Construction	-	-	-	13,145	-	13,145
Consumer	-	-	-	7,200	289	7,489
Total Loans	$ 209	$ 878	$ 1,087	$ 233,058	$ 9,798	$ 242,856

Percentage of Total loans	0.09%	0.36%	0.45%	95.97%	4.03%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At December 31, 2011 the Company had twenty one relationships totaling $8.9 million in non-accrual loans as compared twelve relationships totaling $9.8 million at December 31, 2010. At December 31, 2011, the Company had twenty seven impaired loan relationships totaling $12.1 million (included within the non-accrual loans discussed above) in which $9.6 million in impaired loans had a related allowance for credit losses of $2.2 million and $2.5 million of impaired loans for which there is no related allowance for credit losses. The average balance of impaired loans totaled $13.3 million for 2011 as compared to $12.3 million for 2010, and interest income recorded on impaired loans during the year ended December 31, 2011 totaled $26 thousand as compared to $36 thousand for December 31, 2010.

At December 31, 2011 the Company had no loan relationships delinquent ninety days or more and still accruing interest. At December 31, 2010, the Company had two loan relationships totaling $878 thousand that were delinquent ninety days or more and still accruing interest.

The following table represents data on impaired loans at December 31, 2011 and December 31, 2010.

(In thousands)	2011	2010
Impaired loans for which a valuation allowance has been provided	$ 9,598	$ 3,457
Impaired loans for which no valuation allowance has been provided	2,527	7,271
Total Loans determined to be impaired	$ 12,125	$ 10,728

Allowance for loan losses related to impaired loans	$ 2,157	$ 2,081

For the years ended December 31:	2011	2010
Average recorded investment in impaired loans	$ 13,313	$ 12,280
Interest income recognized on impaired loans	$ 26	$ 36

The following table presents impaired loans by portfolio class at December 31, 2011.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While on
	Investment	Balance	Allowance	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$ 2,649	$ 2,649	$ 705	$ 2,635	$12
Real Estate, Commercial	5,880	5,880	1,291	8,390	-
Real Estate, Residential	875	875	64	824	-
Construction	-	-	-	-	-
Consumer	194	194	97	196	-
Subtotal	$ 9,598	$ 9,598	$ 2,157	$ 12,045	$ 12

Impaired loans with no valuation allowance:
Commercial	$ 569	$ 569	$ -	$ 343	$ 10
Real Estate, Commercial	1,571	1,571	-	540	4
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	387	387	-	385	-
Subtotal	$ 2,527	$ 2,527	$ -	$ 1,268	$ 14

Total Impaired loans:
Commercial	$ 3,218	$ 3,218	$ 705	$ 2,978	$ 22
Real Estate, Commercial	7,451	7,451	1,291	8,930	4
Real Estate, Residential	875	875	64	824	-
Construction	-	-	-	-	-
Consumer	581	581	97	581	-
Total	$ 12,125	$ 12,125	$ 2,157	$ 13,313	$26

The following table presents impaired loans by portfolio class at December 31, 2010.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While on
	Investment	Balance	Allowance	Investment	Impaired Status
Impaired loans with a valuation allowance:
Commercial	$ 1,198	$ 1,198	$ 962	$ 1,209	$ 6
Real Estate, Commercial	2,060	2,060	1,020	2,064	-
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	199	199	99	200	5
Subtotal	$ 3,457	$ 3,457	$ 2,081	$ 3,473	$ 11

Impaired loans with no valuation allowance:
Commercial	$ 732	$ 732	$ -	$ 1,341	$ 2
Real Estate, Commercial	6,153	6,153	-	7,085	10
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	385	385	-	381	13
Subtotal	$ 7,271	$ 7,271	$ -	$ 8,807	$ 25

Total Impaired loans:
Commercial	$ 1,930	$ 1,930	$ 962	$ 2,550	$ 8
Real Estate, Commercial	8,213	8,213	1,020	9,149	10
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	584	584	99	581	18
Total	$ 10,728	$ 10,728	$ 2,081	$ 12,280	$ 36

Included in the balance of non-accrual commercial loans is a principal balance of $634 thousand dollars representing the Company’s participation interest in two loans originated by another New Jersey based institution. Although the borrowers have ceased making payments on these loans, we have received a legal opinion from our legal counsel that the Company has valid claims against the lead/originating bank for violations of the participation agreements, and we have filed suit asserting these claims.  In the event the lead bank is unable to collect from the borrowers, we believe, based on said legal opinion, that we may collect our principal and interest from the lead/originating bank. However, in that case our ability to collect on these loans will depend upon the outcome of our legal action against the lead/originating bank.

The following table provides information regarding risk elements in the loan portfolio as of December 31, 2011 and December 31, 2010

(In thousands)	December 31, 2011	December 31, 2010
Non-performing assets:
Loans past due 90 days or more and accruing
Commercial	$ -	$ 634
Construction	-	-
Consumer	-	244
Total loans past due 90 days or more and accruing	-	878
Non-accrual loans:
Commercial	1,935	1,296
Real Estate, Commercial	5,479	8,213
Real Estate, Residential	875	-
Consumer	581	289
Total non-accrual loans	8,870	9,798
Impaired loans	1,451	51
Restructured loans	1,804	-
Total non-performing loans	12,125	9,849
Real estate owned	5,262	830
Total non-performing assets	$ 17,387	$ 11,557
Non-performing loans as a percentage of loans	5.01%	4.06%
Non-performing assets as a percentage of loans and real estate owned	7.03%	4.74%
Non-performing assets as a percentage of total assets	4.53%	3.26%

During the year ended December 31, 2011 the Company experienced a $928 thousand net decrease in non-accrual loans.  This change reflects the downgrading of thirteen loan relationships to non-accrual status totaling $9.1 million offset by charge offs totaling $5.6 million, loans taken into other real estate owned of $4.6 million and principal reductions in the aggregate amount of $360 thousand.

The following tables set forth activity within the Bank’s allowance for losses by portfolio class during the twelve month periods ended December 31, 2011 and December 31, 2010:

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, January1, 2011	$ 1,743	$ 1,527	$ 417	$ 139	$ 3,826
Charge-off	(4,034)	(1,217)	(370)	-	(5,621)
Provision	5,195	1,478	126	(35)	6,764
Recovery	26		-	-	26
Ending Balance, December 31, 2011	$ 2,930	$ 1,788	$ 173	$ 104	$ 4,995
		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning Balance, January 1, 2010	$ 1,838	$ 1,051	$ 447	$ 96	$ 3,432
Charge-off	(382)	-	-	-	(382)
Provision	287	476	(30)	43	776
Ending Balance, December 31, 2010	$ 1,743	$ 1,527	$ 417	$ 139	$ 3,826
48

                                                                                                                                                                                                                                                            December 31, 2011                     December 31, 2010

Period-end loans outstanding	$ 241,917	242,856
Average loans outstanding	$ 241,054	238,477
Allowance as a percentage of period-end loans	2.06%	1.58%
Net charge-offs as a percentage of average loans	2.32%	0.16%

Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Consumer	Total
Ending balance individually evaluated for impairment	$ 705	$ 1,291	$ 64	$ 97	$ 2,157
Ending balance collectively evaluated for impairment	2,225	497	109	7	2,838
Ending Balance, December 31, 2011	$ 2,930	$ 1,788	$ 173	$ 104	$ 4,995

Commercial	Residential
Loans receivable	Commercial	Real Estate	Real Estate	Consumer	Construction	Total
Ending balance	$ 97,645	$ 115,935	$ 8,970	$ 7,275	$ 12,092	$ 241,917
Ending balance individually evaluated for impairment	2,817	9,027	875	581	4,569	17,869
Ending balance collectively evaluated for impairment	94,828	106,908	8,095	6,694	7,523	224,048

The Company prepares an allowance for loan loss model on a quarterly basis to determine the adequacy of the allowance. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan loss the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan loss, the CAC reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is no recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then deduct the holding and selling costs from the discounted appraisal value. At December 31, 2011, the Company maintained an allowance for loan loss ratio of 2.06% to period end loans outstanding. On a linked basis, our non-performing assets have increased by $5.8 million over their levels at December 31, 2010 representing a non-performing asset to total asset ratio of 4.56% at December 31, 2011 as compared to a non-performing asset to total asset ratio 3.26% at December 31, 2010.

The Company’s charge-off policy states that any asset classified loss shall be charged-off within thirty days of such classification unless the asset has already been eliminated from the books by collection or other appropriate entry. On a quarterly basis the Board Loan Committee (“BLC”) reviews past due, classified, non-performing and other loans, as it deems appropriate, to determine the collectability of such loans. If the BLC determines a loan to be uncollectible, the loan is charged to the allowance for loan losses.  In addition, upon reviewing the collectability of a loan, the BLC may determine a portion of the loan to be uncollectible; in which case that portion of the loan deemed uncollectable will be partially charged-off against the allowance for loan losses.

For the twelve month period ending December 31, 2011 the Company experienced eighteen total charge offs relating to ten loan relationships totaling $4.3 million and ten partial charge-offs relating to nine loan relationships totaling $1.3 million as compared to charge-offs of four loans representing one relationship totaling $382 thousand for the period ended December 31, 2010.

The Company modifies loans by offering a restructuring in loan terms that may include but is not limited to, principal moratoriums and interest rate reductions. Of the 9 loan modifications classified as troubled debt restructures in 2011, 6 involved principal moratoriums and 1 involved a payment restructure which was a concession from the original loan terms.

The following tables present loans by class which were modified as trouble debt restructurings during the year ended December 31, 2011, respectively (in thousands);

Twelve Months ended December 31, 2011:

Trouble Debt Restructuring	Number of loans	Pre Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	7	$ 1, 033	$ 1,033
Commercial Real Estate	2	771	771
Total	9	$ 1,804	$ 1,804

Trouble Debt Restructuring That Subsequently Defaulted	Number of loans	Recorded Investment
Commercial	3	$ 190
Total	3	$ 190

There were no troubled debt restructurings during the year ended December 31, 2010.

(6)       Premises and Equipment

Premises and equipment at December 31, 2011 and 2010, stated at cost less accumulated depreciation and amortization, are summarized as follows:

(in thousands)	2011	2010
Land	$2,534	$2,534
Buildings	4,515	4,504
Furniture and equipment	1,562	1,455
Automobiles	1	4
Leasehold improvements	664	654
Construction in progress	11	-
Cost	9,287	9,151
Accumulated depreciation and amortization	(1,577)	(1,345)
Total	$7,710	$7,806

Depreciation expense was $442 thousand for the year ended December 31, 2011 and $397 thousand for the year ended December 31, 2010. During 2011the Company retired fully depreciated assets of $209 thousand.

At December 31, 2011, the Medford, Burlington, Mount Laureland Marlton offices were leased; these leases include options for renewal. See Note 12 to Consolidated Notes to Financial Statements for additional information regarding operating leases.

(7)       Deposits

Deposits consist of the following major classifications:

(in thousands)	December 31, 2011		December 31, 2010
Interest bearing checking accounts	$32,175	9.7%	$19,111	6.3%
Non-interest bearing checking accounts	29,963	9.1	40,514	13.4
Statement savings	3,313	1.0	3,203	1.1
Money market demand accounts	165,578	50.1	125,945	41.7
Total core deposits	$231,029	69.9%	$188,773	62.5%

Jumbo certificates of one hundred thousand or more	38,250	11.6	46,234	15.2
Non-jumbo certificates:
Current maturities of six months or less	12,155	3.7	27,467	9.1
Current maturities of more than six months	48,874	14.8	39,796	13.2
Total time deposits	99,279	30.1	113,497	37.5

Total deposits	$330,308	100.0%	$302,270	100.0%

The weighted average rate on certificates of deposit was 1.74% and 1.98% at December 31, 2011 and 2010, respectively.

The aggregate amount of demand accounts overdrawn that are included in loans as of December 31, 2011 and 2010 are $49 thousand and $20 thousand, respectively.

Interest expense on deposits for the years ended December 31, 2011 and 2010 consisted of the following:

(in thousands)	2011	2010
Checking and money market demand accounts	$1,711	$1,439
Statement savings	18	20
Certificates of deposit	1,886	2,420
Total	$3,615	$3,879

The following is a schedule of certificates of deposit by maturities as of December 31, 2011:

Year ending December 31,
(in thousands)
2012	36,578
2013	40,155
2014	16,933
2015	5,262
2016	351
Total	$99,279

Deposits held by related parties, which include officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $10.3 million and $8.2 million at December 31, 2011 and 2010, respectively.

(8)       Borrowings

The Bank is a member of the FHLB.  Membership provides the Bank with additional secured borrowing capacity of up to a maximum of 50% of the Bank’s total assets, subject to certain conditions. At December 31, 2011, the Bank had advances outstanding with the FHLB in the amount of approximately $25.0 million at a weighted average interest rate of 1.14%. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket lien on the Bank’s commercial and residential mortgage loan portfolios as well as Bank owned securities. At December 31, 2011, the Bank had an available line of credit under the Overnight Advance Program with the FHLB in the aggregate amount of $9.9 million.  In addition, the Bank also has access to an unsecured overnight line of credit in the amount of $3.0 million, on an uncommitted basis through Atlantic Central Bankers Bank.  This arrangement is for the sale of federal funds to the Bank subject to the availability of such funds.

The following is a schedule of advances by maturities (in thousands) as of December 31, 2011:

Year ending December 31,
2012	15,000
2013	10,000
Total	$25,000

On February 28, 2012, the Company renewed its  non-revolving line of credit loan agreement with Atlantic Central Bankers Bank in the amount of $5.0 million. The term of the debt is for a six month period with a maturity date of August 17, 2012. The interest rate adjusts at a variable rate at the greater of prime plus 100 basis points with a floor of 5.00%. The loan agreement contains representations, warranties and covenants typical of agreements of this type, including a provision making it an event of default for the Bank to enter into any formal or informal enforcement agreement with its primary regulators. The Company has an outstanding balance on the line of credit of $5.0 million at December 31, 2011 as compared to $4.9 million at December 31, 2010 and has contributed $4.4 million as additional capital to the Bank.

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

(9)       Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation for the years ended December 31, 2011 and 2010:

	2011	2010
(in thousands, except per share data)
Net income (loss)available to common shareholders	$(1,305)	$1,786
Weighted average basic number of shares	1,954	1,954
Dilutive effect of options	-	-
Dilutive effect of common stock warrants	-	-
Weighted average diluted number of shares	1,954	1,954
Basic (loss) earnings per share	$(0.67)	$0.91
Diluted (loss) earnings per share	$(0.67)	$0.91

For the year ended December 31, 2011, there were stock options on 123,944 shares and 158,936 outstanding common stock warrants which were anti-dilutive due to the Company’s net loss for the period ending December 31, 2011.

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

•        Level 3.          Level 3 inputs are unobservable inputs.

The fair value of securities available for sale is determined by obtaining quoted prices on a nationally recognized securites exchange ( Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities( Level 2 inputs).

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Investment Securities
US Government Obligations	$ -	$ 83,727	$ -	$ -	$ 35,560	$ -
US Treasury Securities	-	-	-	9 ,075	-	-
Total assets on a recurring basis at fair value	$ -	$ 83,727	$ -	$ 9,075	$ 35,560	$ -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011			Fair Value Measurements at December 31, 2010
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Impaired loans	$ -	$ 12,125	$ -	$ -	$ 10,727	$ -
Other real estate owned	-	5,262	-	-	830	-
Total assets on a non recurring basis at fair value	$ -	$ 17,387	$ -	$ -	$ 11,557	$ -

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

          (i)       Off-balance sheet instruments

Off-balance sheet instruments are primarily comprised of loan commitments and unfunded lines of credit which are generally priced at market rate at the time of funding.Therefore, these instruments have nominal value prior to funding.

As required by ASC topic 825-10-65, the estimated fair value of financial instruments at December 31, 2011and December 31, 2010 was as follows:

	2011		2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$37,839	$37,839	$9,031	$9,031
Investments held to maturity: Federal Agency Securities Mortgage-backed Securities	- -	- -	32,706 7,729	31,643 7,877
Investments available for sale: Federal Agency Securities US Treasury Securities	83,727 -	83,727 -	35,560 9,075	35,560 9,075
Loans receivable	241,917	272,384	242,856	265,397
FHLB stock	1,438	1,438	1,435	1,435
Bank Owned Life Insurance	6,206	6,206	4,685	4,685
Accrued interest receivable	1,577	1,577	2,152	2,152
Total financial assets	$372,704	$403,171	$345,229	$366,855
Financial Liabilities:
Checking Accounts	$62,138	$62,138	$59,625	$59,625
Statement savings accounts	3,313	3,313	3,203	3,203
Money market demand accounts	1,594	1,594	10,248	10,248
Index Accounts	163,984	163,984	115,697	115,697
Certificates of deposit	99,279	97,069	113,497	112,495
FHLB Borrowings	25,000	25,000	25,000	25,000
Line Borrowings	5,000	5,000	4,877	4,877
Subordinated Debt	3,000	3,000	3,000	3,000
Accrued interest payable	167	167	187	187
Total financial liabilities	$363,475	$361,265	$335,334	$334,332

	Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$49,568	$-	$58,051	$-

(11)     Income Taxes

The Company is subject to U.S. federal income tax as well as income tax of the state of NJ.  Income tax expense (benefit) for the years ended December 31, 2011 and 2010 consisted of the following:

(in thousands)	2011	2010
Federal:
Current	$(677)	$998
Deferred	(13)	(111)
State:
Current	(8)	346
Deferred	(140)	(13)
	$(838)	$1,220

The following is a reconciliation between expected tax (benefit) expense at the statutory rate of 34% and actual tax expense:

(in thousands)	2011	2010
At federal statutory rate	$(683)	$1,067
Adjustments resulting from:
State tax, net of federal benefit	(101)	207
Bank owned life insurance	(58)	(56)
Other	4	2
	$(838)	$1,220

A summary of deferred tax assets and liabilities of the Company at December 31, 2011 and 2010, are as follows:

(in thousands)	2011	2010
Deferred tax assets:
Book bad debt reserves – loans	$1,995	$1,528
NJ depreciation	20	10
Unrealized loss on available for sale securities	-	1,322
Accrued Bonus	4	38
NOL- State	72	-
Deferred Compensation	256	143
Stock Options	125	69
Fraud/Forgery/Uninsured losses	19	1
Other real estate owned impairment	46	-
Organization costs	2	2
Total deferred tax assets	2,539	3,113
Deferred tax liabilities:
Tax bad debts	(559)	(89)
Deferred loan costs	(315)	(294)
Unrealized gain on available for sale securities	(198)	-
Compensation accrual	(30)	-
Depreciation	(204)	(130)
Total deferred tax liabilities	(1,306)	(513)
Net deferred tax asset	$1,233	$2,600

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies.  Based upon these and other factors, management determined that it is more likely than not that the Company will realize the benefits of these deferred tax assets; and therefore, there is no valuation allowance required. As of December 31, 2011, the Company has state net operating loss carryovers of $1.1 million. Such net operating loss carry overs will expire after December 31, 2031 if not utilized.

The Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2008 through 2010and state tax years 2007 through 2010 were open for examination as of December 31, 2011.

(12)     Operating Leases

At December 31, 2011, the Bank was obligated under non-cancelable operating leases, which generally include options to renew, for the Bank’s premises in  Medford, Burlington, Marlton and Mt. Laurel, New Jersey and for certain equipment.

Future minimum payments, including anticipated renewals, under these leases for the years 2012 through 2016 and thereafter are as follows (in thousands):

2012	$359
2013	280
2014	281
2015	291
2016 and thereafter	878
Total	$2,089

Total lease expense for all leases for the years ended December 31, 2011 and 2010 was $356 thousand and $292 thousand, respectively.

(13)     Commitments and Contingencies

Financial Instruments with Off-balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit to meet the financing needs of its customers.  Commitments issued to potential borrowers of the Bank amounted to approximately $49.6 million at December 31, 2011 and $58.1 million at December 31, 2010. At December 31, 2011 $48.7 million in commitments were at variable rates while $900 thousand were at fixed rates.  Such commitments have been made in the normal course of business and at current prevailing market terms.  The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate.

Legal Proceedings

At December 31, 2011 and 2010, the Company was neither engaged in any existing nor aware of any significant pending legal proceedings.   From time to time, the Company is a party to litigation that arises in the normal course of business.  Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Company’s financial condition or results of operation.  However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Company.

(14)     Related Party Transactions

At December 31, 2011 and 2010 and for the periods then ended, the Bank has made no extensions of credit to any director or officer of the Bank.

The Company obtained certain legal, engineering and 401(k) plan investment services from other entities which are or were affiliated with directors of the Company.  Such aggregate services amounted to fees of $4 thousand for the year ended December 31, 2011 and $3 thousand for the year ended December 31, 2010. In management’s opinion, the terms of such services were substantially equivalent to those which would have been obtained from unaffiliated parties.

(15)     Stock Option Plan

In April 2000, the Bank’s Shareholders approved the Bank’s 2000 Stock Option Plan A and Plan B (together the “Stock Option Plans”).  Pursuant to the Stock Option Plans, a total of 77,382 shares of common stock have been reserved for issuance upon exercise of stock options to be granted to officers, directors, key employees and other persons from time to time.

In May 2000, options to purchase  a total of $73,467 shares of common stock wer granted under the Stock Option Plans at an exercise price of $10.00 per share, of which 51,800 shares became vested immediately and 21,667 shares became vested on a one-third per year basis, with one-third being immediately vested.  In July 2001, options to purchase a total of 1,600 shares of common stock were granted at an exercise price of $10.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In August 2004, options to purchase a total of 2,250 shares of common stock were granted at an exercise price of $12.00 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In October 2007, options to purchase a total of 2,430 shares of common stock were granted at an exercise price of $10.10 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In March 2008, options to purchase a total of 1,750 shares of common stock were granted at an exercise price of $8.05 per share, with vesting on a one-third per year basis, with one-third being immediately vested. In July 2009, options to purchase a total of 45,000 shares of common stock were granted at an exercise price of $5.00 per share, with vesting on a one-third per year basis beginning on July 16, 2010. In January 2010, options to purchase a total of 111,000 shares of common stock were granted at an exercise price of $4.50 per share, with vesting on a one-third per year basis beginning on January 21, 2011.

All options expire ten years from the date of the grant.  The exercise price of each option equals the market price of the Company’s common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.  There were no new options granted for the year ending December 31, 2011 and the fair value of options granted in 2010 was $2.88. Significant assumptions used in the model for 2010 grants included a risk-free interest rate of 3.76%; an expected life of ten years; and expected volatility of 41%.

The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at December 31, 2011 is $124 thousand which will be recognized over the next two years.

A summary status of the Company’s Stock Option Plans as of December 31, 2011 and 2010 and the changes during the years ended is as follows:

	2011		2010
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	152,486	$4.76	112,054	$7.36
Granted	-	-	111,000	4.50
Forfeited	-	-	19,022	4.63
Expired	609	8.00	62,841	8.86
Outstanding, end of year	151,877	$4.75	141,191	$4.76

Options exercisable at December 31,	69,077	$4.93	18,691	$5.69

The outstanding balance at December 31, 2010 was adjusted for an 8% percent stock dividend granted in 2011.

There were no options exercised during the years ended December 31, 2011 and 2010.

A summary status of all stock options outstanding and exercisable for the Stock Option Plans as of December 31, 2011, segmented by range of exercise prices is as follows:

	Outstanding			Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Stock Options:
$4.17 - $8.70	151,877	$4.75	5.7 years	69,077	$4.93

In 2011, the Company had stock based compensation expense of $139 thousand compared to an expense of $137 thousand in 2010. The Company recorded a tax benefit from stock based compensation of $56 thousand and $54 thousand during the years ended December 31, 2011 and December 31, 2010, respectively.

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

In December 2009, the Company authorized the establishment of 1 million shares of no par value, $1 thousand stated value, Series A Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority with regard to dividends such that, no dividends or distributions shall be declared or paid to common shareholders for any quarter unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

In December 2011, the Company authorized the establishment of 10 thousand shares of no par value, $20 stated value, Series B Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at the annual rate equal to 7% of the stated value. In December 2011, the Company sold 10,000 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority with regard to dividends such that, no dividends or distributions shall be declared or paid to common shareholders for any quarter unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

(17)  Deferred Compensation Plans

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (the “Executive Plan”) and the Directors’ Fee Deferral and Death Benefit Plan (the “Directors’ Plan”).  Both plans provide for payments of deferred compensation to participants. The Company recorded $283 thousand and $156 thousand in deferred compensation expense during the years ended December 31, 2011 and 2010, respectively.

(18)     Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 are presented in the following table:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011:
Total Capital (to risk
weighted assets)	$29,892	10.3%	$23,269	8.0%	$29,086	10.0%
Tier I Capital (to risk
weighted assets)	$23,256	8.0%	$11,634	4.0%	$17,452	6.0%
Tier I Capital (to
average assets)	$23,256	5.9%	$15,699	4.0%	$19,624	5.0%

At December 31, 2010:
Total Capital (to risk
weighted assets)	$31,130	11.2%	$22,236	8.0%	$27,795	10.0%
Tier I Capital (to risk
weighted assets)	$24,599	8.9%	$11,118	4.0%	$16,677	6.0%
Tier I Capital (to
average assets)	$24,599	6.9%	$14,342	4.0%	$17,928	5.0%

(19)  Dividend Policy

The future dividend policy of the Company is subject to the discretion of the Board of Directors and will be dependent upon a number of factors, including operating results, financial condition and general business conditions. As a practical matter, unless the Company establishes subsidiaries or operations other than the Bank, dividends from the Bank will be the sole source of income to the Company out of which dividends may be paid. Therefore the ability of the Company to pay dividends is subject to any legal restrictions on the ability of the Bank to pay dividends to the Company. Under New Jersey law, the directors of a New Jersey state-chartered bank, such as the Bank, are permitted to declare dividends on common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have surplus (additional paid-in capital) of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus.

The Company has not paid a cash dividend on its common stock, and it will not likely pay a cash dividend on its common stock in the foreseeable future.

(20) Subsequent Event

The Company has evaluated subsequent events through the filing date of this report, and has determined that, except for the following, there were no subsequent events to report in the December 31, 2011 financial statements.

In January 2012, the Company entered into an agreement with Sandler O’Neil to act as an exclusive placement agent in connection with the sale of a certain amount of the Company’s common stock, no par value, in an offering to one or more accredited investors as defined in Rule 501 of Regulation D in the Securities Act of 1933.  Given the current market price for the Company's common stock, and the market multiples for the stock of similar sized community banks, it is likely that the capital raised, if any, will be at a price which is dilutive to the ownership interests and book value per share of our existing shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure at a reasonable assurance level that material information relating to the Company is recorded, processed, summarized and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

         Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2011that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

George W. Matteo, Jr. President & CEO

Keith Winchester, Chief Financial Officer

Item 9B. Other Information

                Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC prior to April 30, 2010 (the “Proxy Statement”) is incorporated herein by reference.

            Code of Ethics.    The Company has adopted a Code of Ethics for the Company’s chief executive officer and principal financial and accounting officers.  A copy of the Code of Ethics can be found on the Company’s internet website at www.cornerstonebank.net.  The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company’s internet website within four business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

Item 11.  Executive Compensation

The information contained in the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth summary information regarding the Company’s equity compensation plans:

As of December 31, 2011	( a ) Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	( b ) Weighted-average exercise price of outstanding options, warrants and rights ($)	( c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
Equity compensation plans approved by security holders (1)	234,349	$6.80	21,590

Equity compensation plans not approved by security holders	-	-	-
Total	234,349	$6.80	21,590

(1)  Represents shares of the Company’s common stock which may be issued upon the exercise of options granted under the Company’s 2000 Stock Option Plans.

Item 13.  Certain Relationships and Related Party Transactions

The information contained under the sections captioned “Certain Business Relationships,” “Corporate Governance – Director Independence,” “Corporate Governance – Audit Committee” and “Corporate Governance – Compensation Committee” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits

(a)           Financial Statements.  Listed below are all financial statements filed as part of this report.

1.             The statements of financial condition of the Company as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2011 and 2010, together with the related notes.

2.             Schedules omitted as they are not applicable.

(b)           Exhibits.  The following exhibits are included in this Report or incorporated herein by reference:

 3.(a)       Certificate of Incorporation (1)

 3.(b)       By-laws (1)

4.(a)        Amendment to Certificate of Incorporation dated December 22, 2011 creating the Company’s Perpetual, Non-Cumulative, Non-Voting, Convertible Preferred Stock,  Series A(4)

4.(b)        Amendment to Certificate of Incorporation dated December22, 2011 creating the Company’s Perpetual, Non-Cumulative, Non-Voting, Convertible Preferred Stock,  Series B(5)

10.(a)     Employment Agreement with Keith Winchester dated February 15, 1999 (1)

10.(b)     The Bank’s Stock Option Plan dated May 8, 2000 (1)

10.(c)      Director Fee Deferral and Death Benefit Plan dated December 30, 2005, as amended by  Amendment No. 1 to the Director Fee Deferral and Death Benefit Plan dated June 20, 2007 (1)

10.(d)     Second Amended and Restated Employment Agreement with George W. Matteo, Jr. dated  November 16, 2011 (6)

10.(e)      Amended and Restated Non-Qualified Deferred Compensation Plan dated September 9, 2008 (1)

10.(f)      Loan Agreement with Atlantic Central Bankers Bank (“ACBB”) dated February 17, 2009 (2)

10.(g)      Line of Credit Note with ACBB dated February 17, 2009 (2)

10.(h)     Stock Pledge Agreement with ACBB dated February 17, 2009 (2)

10.(i)   Amendment to the Employment Agreement by and between the Bank and Eugene D. D’Orazio dated February 19, 2010, and amended February 16, 2012(3)(7).

10.(j)      Employment Agreement with Scott Kintzing dated February 16th, 2012(7)

21           Subsidiaries of the Registrant

31.1        CEO Certification required under section 302 of Sarbanes – Oxley Act of 2002

31.2        CFO Certification required under section 302 of Sarbanes – Oxley Act of 2002

32.1        CEO Certification required under section 906 of Sarbanes – Oxley Act of 2002

32.2        CFO Certification required under section 906 of Sarbanes – Oxley Act of 2002

(1)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009.

(2)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009.

                             (3)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2010.

(4)Incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2010.

(5) Incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2011.

(6) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2011.

(7) Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2012.

                                                                                                                                                                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE FINANCIAL CORPORATION

March 23, 2012                                                     By:  /s/  George W. Matteo, Jr.

                                                                                   George W. Matteo, Jr.

      Chairman of the Board

      President and Chief Executive Officer

Date: March 23, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2012.

/s/ George W. Matteo, Jr.

George W. Matteo, Jr.

Chairman of the Board,

President and Chief Executive Officer

(Principal Executive Officer)

/s/  J. Richard Carnall

J. Richard Carnall

Vice Chairman

/s/ Susan Barrett

Susan Barrett

Director

/s/ Robert A. Kennedy, Jr.

Robert A. Kennedy, Jr.

Director

/s/ Bruce Paparone

Bruce Paparone

Director

/s/ Keith Winchester

Keith Winchester

Executive Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

/s/  J. Mark Baiada

J. Mark Baiada

Director

/s/ Gaetano P. Giordano

Gaetano P. Giordano

Director

/s/ Ronald S. Murphy

Ronald S. Murphy

Director

