Form 10-Q
period 2012-03-31
Cornerstone Financial Corp
filed 2012-05-11
CIK 1448324

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

For the quarterly period ended              March 31, 2012

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

Large accelerated filer [ ]                                                       Accelerated filer [ ]

Non-accelerated filer   [ ]                                                       Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES __  NO  X

As of May 11, 2012, there were 1,954,302 outstanding shares of the registrant's Common stock.

CORNERSTONE FINANCIAL CORPORATION

                                                                       Contents

                                                                                                                                                    Pages

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements............................................................................................ 3

Consolidated Statements of Financial Condition at March 31, 2012 (unaudited)

        and December 31, 2011................................................................................................................... 3

Consolidated Statements of Operations (unaudited) for the three months ended March 31,

2012 and 2011 …………………......………………………………………………………………..…..4

       Consolidated Statement of Comprehensive Income (unaudited)

       for the three months ended March 31, 2012 and 2011......................................................................... 5

       Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

       for the three months ended March 31, 2012 and 2011......................................................................... 6

Consolidated Statements of Cash Flows (unaudited) for the three months ended

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................................................32

   Item 1A. Risk Factors…………………………………………………………………………………… 33

                                                                          CORNERSTONE FINANCIAL CORPORATION

                                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)	31-Mar-12 ____________________	31-Dec-11
Assets:	(Unaudited)
Cash and due from banks	$5,736	$5,039
Federal funds sold	36,500	32,800
Cash and cash equivalents	42,236	37,839
Investment securities:
Available for sale (amortized cost 2012- $87,008; 2011 - $83,232)	86,608	83,727
Loans receivable	234,316	241,917
Less allowance for loan losses	6,425	4,995
Loans receivable, net	$227,891	$236,922
Federal Home Loan Bank stock	763	1,438
Premises and equipment, net	7,912	7,710
Accrued interest receivable	1,768	1,577
Bank owned life insurance	6,257	6,206
Deferred taxes	2,128	1,233
Other real estate owned	6,062	5,262
Other assets	1,559	1,871
Total Assets	$383,184	$383,785

Liabilities:
Non-interest bearing deposits	38,001	29,963
Interest bearing deposits	204,238	201,066
Certificates of deposit	99,634	99,279
Total deposits	341,873	330,308
Advances from the Federal Home Loan Bank	10,000	25,000
Line of credit	5,000	5,000
Subordinated debt	3,000	3,000
Other liabilities	1,178	1,410
Unsettled Investment Security payable	4,000	-
Total Liabilities	365,051	364,718

Stockholders’ Equity:
Preferred Stock Series A: $0 par value; $1,000 per share stated value, authorized 1,000,000 shares; issued and outstanding 1,900 at March 31, 2012 and December 31, 2011, respectively.	1,900	1,900
Preferred Stock Series B: $0 par value; $20 per share stated value, authorized 10,000 shares; issued and outstanding 10,000 at March31, 2012 and December 31, 2011, respectively.	200	200
Common stock:	-	-
$0 par value: authorized 10,000,000 shares; issued and outstanding 1,954,302 at March,31, 2012 and December 31, 2011, respectively
Additional paid-in capital	17,770	17,735
Accumulated other comprehensive (loss) income	(240)	297
Retained deficit	(1,497)	(1,065)
Total Shareholders’ Equity	18,133	19,067
Total Liabilities and Shareholders’ Equity	$383,184	$383,785

   See accompanying notes to consolidate financial statements

                                                                           CORNERSTONE FINANCIAL CORPORATION

                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended

(In thousands, except per share data)	March 31, 2012	March 31, 2011

Interest Income

	(Unaudited)	(Unaudited)
Interest and fees on loans	$ 3,183	$ 3,385
Interest on investment securities	784	886
Interest on federal funds	4	3

Total interest income

	3,971	4,274

Interest Expense

Interest on deposits	717	905
Interest on borrowings	121	176

Total interest expense

	838	1,081
Net interest income	3,133	3,193
Provision for loan losses	1,403	953
Net interest income after loan loss provision	1,730	2,240

Non-Interest Income

Service charges on deposit accounts	36	43
Bank owned life insurance income	51	40
Gain on sale of loans	82	156
Miscellaneous fee income	94	54

Total non-interest income

	263	293

Non-Interest Expense

Salaries and employee benefits	1,503	1,377
Net occupancy	388	367
Data processing and other service costs	129	119
Professional services	219	158
Advertising and promotion	43	37
Other real estate owned expense	49	29
FDIC expense	115	133
Other operating expenses	219	148
Total non-interest expense	2,665	2,368

(Loss) income before income taxes	(672)	165
Income tax (benefit) expense	(277)	56
Net (Loss) income	(395)	109
Preferred stock dividends	37	33
Net (loss) income available to common shareholders	$ (432)	$ 76

Earnings (loss) per share

Basic	$ (0.22)	$ 0.04
Diluted	$ (0.22)	$ 0.04

Weighted average shares outstanding

Basic	1,954	1,954
Diluted	1,954	1,962

               See accompanying notes to consolidate financial statements

                                                         CORNERSTONE FINANCIAL CORPORATION

                             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended

(In thousands, except per share data)	March 31, 2012	March 31, 2011

                                                                                                                 (Unaudited)                                                  (Unaudited)

Net (loss) income                                                                 $                                 (395)                                   $                                 109

   Other Comprehensive (loss) income, net of tax

                     unrealized loss arising from available for sale          $                                (537)                                  $                                    87

                    securities during period

                  Comprehensive (loss) income                                      $                                  (932)                                 $                                  196

               See accompanying notes to consolidate financial statements

CORNERSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Earnings (Deficit)	Total
Balance at Januray1, 2012	$1,900	$200	$-	$17,735	$297	$(1,065)	$19,067
Net loss	-	-	-	-	-	(395)	(395)
Unrealized loss on securities available for sale, net of tax	-	-	-	-	(537)	-	(537)
Stock based compensation	-	-	-	35	-	-	35
Preferred stock dividend payment	-	-	-	-	-	(37)	(37)
Balance at March 31, 2012	$1,900	$200	$-	$17,770	$(240)	$(1,497)	$18,133

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Earnings	Total
Balance at January 1, 2011	$1,900	$-	$-	$16,727	$(1,988)	$1,109	$17,748
Net income	-	-	-	-	-	109	109
Unrealized gain on securities available for sale, net of tax	-	-	-	-	87	-	87
Stock based compensation	-	-	-	35	-	-	35
Declaration of 8% Common Stock Dividend (1)	-	-	-	869	-	(869)	-
Preferred stock dividend payment	-	-	-	-	-	(33)	(33)
Balance at March 31, 2011	$1,900	$-	$-	$17,631	$(1,901)	$316	$17,946

(1)   An 8.0% common stock dividend, declared on March 17, 2011 and payable on May 16, 2011 to common shareholders of record as of April 15, 2011 resulted in the issuance of 144,772 additional shares and resulted in $869 thousand being transferred from retained earnings to additional paid in capital.

CORNERSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended

(In thousands)	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) Income	$ (395)	$ 109
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,403	953
Depreciation	113	108
Amortization of premiums and discounts, net	7	9
Stock option expense	35	35
Gain on sale of loans	(82)	(156)
Deferred tax (benefit) expense	(537)	394
(Increase) in other real estate owned	(800)	-
Income on bank owned life Insurance	(51)	(40)
Decrease, net in accrued interest receivable
and other assets	121	11
(Decrease) increase in other liabilities	(232)	25
Net cash (used) provided by operating activities	(418)	1,448
Cash flows from investing activities:
Purchases of securities available for sale	(18,500)	-
Repayment of investments available for sale	18,717	-
Repayment of investments held to maturity	-	267
Redemption of FHLB stock	675	-
Net decrease in loans	7,710	3,193
Purchases of premises and equipment	(315)	(75)
Net cash provided in investing activities	8,287	3,385
Cash flows from financing activities:
Net increase in deposits	11,565	1,903
Proceeds from borrowings	-	52
Principal payments on advance from the FHLB	(15,000)	-
Cash dividend paid on preferred stock	(37)	(33)
Net cash (used) provided by financing activities	(3,472)	1,922

Net increase in cash and cash equivalents	4,397	6,755
Cash and cash equivalents at the beginning of the period	37,839	9,031
Cash and cash equivalents at the end of the period	$ 42,236	$ 15,786

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ 870	$ 1,066
Cash paid during the period for income taxes	2	96
Net change in unrealized (loss) gain on securities, net of tax	(537)	87
Supplemental non-cash investing and financing activities:
Unsettled securities payable	$ 4,000	$ -

             See accompanying notes to consolidated financial statements.

CORNERSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS UPDATE

The consolidated financial statements include the accounts of Cornerstone Financial Corporation (the “Company”) and its wholly owned subsidiary, Cornerstone Bank (the “Bank”). These interim statements, which are unaudited, were prepared in accordance with instructions for Form 10-Q.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the interim financial statements have been included.

Cornerstone Financial Corporation was formed in 2008 at the direction of the Board of Directors of Cornerstone Bank to serve as a holding company for the Bank. The holding company reorganization was completed in January 2009. The statement of financial condition as of December 31, 2011 has been derived from audited financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in Cornerstone Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the United States Securities and Exchange Commission.

During the past two years, many of our borrowers have been adversely affected by the recession of 2008 and the subsequent slow economic recovery. As a result, we have experienced elevated levels of non-performing assets, which have continued to increase through the first quarter of 2012. Our primary focus has turned toward managing our credit quality and capital levels while continuing to meet the credit needs of the communities served by our branches. We expect that we will not continue our historical rate of growth until the economy strengthens and our non-performing assets have returned to more normalized levels.

The Company has certain cash requirements that are independent of the Bank, such as paying certain operating expenses and dividends on outstanding preferred stock. Historically, the Company has obtained funds through dividends paid by the Bank. At March 31, 2012, the Company had unconsolidated assets of $112 thousand (exclusive of its investment in the Bank), consisting of $101 thousand in cash and $11 thousand in prepaid assets.  If the Bank is unable to pay dividends to the Company, this may result in the Company’s inability to meet certain of its cash obligations.

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

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of net income available to common shareholders divided by the weighted average number of shares outstanding.  Diluted earnings per share includes dilutive potential common shares as computed under the treasury stock method using average common stock prices.

NOTE 5 – STOCK OPTIONS

The Company accounts for stock options in accordance with FASB Accounting Standards Codification (ASC) 718 Stock Compensation. The Company recognizes the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.  The Company had $89 thousand in unrecognized compensation costs relating to non-vested stock based compensation awards at March 31, 2012.

No stock options were granted during 2011 or during the three month period ended March 31, 2012.

NOTE 6 - INVESTMENT SECURITIES

A comparison of amortized cost and approximate fair value of investment securities held to maturity at March 31, 2012 and December 31, 2011 is as follows (in thousands):

                                                                                       March 31, 2012

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments available for sale:
Government agency obligations	$ 87,008	$ 137	$ (537)	$ 86,608
Total	$ 87,008	$ 137	$ (537)	$ 86,608

                                                                                    December 31, 2011

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments available for sale:
Government agency obligations	$ 83,232	$ 495	$ -	$ 83,727
Total	$ 83,232	$ 495	$ -	$ 83,727

The following table sets forth information regarding the fair value and unrealized losses on the Company’s temporarily impaired investment securities at March 31, 2012 and December 31, 2011 for the time periods shown (in thousands):

                                                                                                         March 31, 2012

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investments available for sale:
Government agency obligations	$ 50,716	$ (537)	$ -	$ -	$ 50,716	$ (537)
Total temporarily impaired investment securities	$ 50,716	$ (537)	$ -	$ -	$ 50,716	$ (537)

The Company had no unrealized losses on temporarily impaired investment securities at December 31, 2011.

Management has taken into consideration the following information in reaching the conclusion that the impairment of the securities listed in the table above is not other than temporary: the unrealized losses disclosed above are the result of fluctuations in market interest rates currently offered on like securities and do not reflect a deterioration or downgrade of the investment issuer’s credit-worthiness or ability to meet its cash flow requirements.  The Company believes that it is probable that it will receive all future contractual cash flows and does not intend to sell, and it is more likely than not, it will not be required to sell these investment securities until recovery or maturity. The U.S. Government agency sponsored securities which are listed have call provisions priced at par if called prior to their respective maturity dates.

Other Comprehensive Income (Loss)

The change in other comprehensive income (loss) components and related tax benefit are as follows for the three months ended March 31, 2012 and March 31, 2011 (In thousands):

                                                                                                 March 31,

		2012
	Before-Tax		Net-of-Tax
Unrealized (loss) on securities available for sale:	Amount	Tax Benefit	Amount
Unrealized holding (loss) arising during the year	$(895)	$358	$(537)
Other comprehensive (loss)	$(895)	$358	$(537)

                                                                                                 March 31,

		2011
	Before-Tax		Net-of-Tax
Unrealized gain on securities available for sale:	Amount	Tax Benefit	Amount
Unrealized holding gain arising during the year	$144	$(57)	$87
Other comprehensive income	$144	$(57)	$87

NOTE 7 – LOANS RECEIVABLE

The Company monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Company estimates its allowance for loan losses.

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

Residential real estate loans consist of loans secured by one- to four-family residences located in the Company’s market area.  The Bank has originated one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years.

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

Loans receivable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Commercial	$ 94,128	$ 97,783
Real estate, Commercial	115,289	116,079
Real estate, Residential	7,247	8,976
Construction	10,952	12,108
Consumer	6,985	7,245
Net deferred loan fees	(285)	(274)
	234,316	241,917
Allowance for loan losses	(6,425)	(4,995)

Loans receivable, net	$ 227,891	$ 236,922

Under New Jersey banking laws, the Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds for most loans. At March 31, 2012, the loans-to-one-borrower limitation was approximately $4.9 million; this excludes an additional 10% of capital funds, or approximately $3.2 million which may be loaned if collateralized by readily marketable securities.  At March 31, 2012, there were no loans outstanding or committed to any one borrower which individually or in the aggregate exceeded the Bank’s loans-to-one-borrower limitation of 15% of capital funds.

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

Non-Performing Loans

Non-performing loans consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, troubled debt restructurings loans and impaired loans. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more, unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection.  At March 31, 2012 the Company had thirty seven loan relationships totaling $23.9 million in non-accrual loans compared to twenty one relationships totaling $8.9 million in non-accrual loans at December 31, 2011.  The Company recognized no interest income on non-accrual loans during the three month period ended March 31, 2012 and March 31, 2011.

The following table represents loans by credit quality indicator at March 31, 2012.

(In thousands)		Special	Accruing	Non
		Mention	Classified	Accrual
	Pass	Loans	Loans	Loans	Total
Commercial	$ 76,130	$ 7,627	$ 5,031	$ 5,198	$ 93,986
Real Estate, Commercial	100,713	6,914	198	7,311	115,136
Real Estate, Residential	6,366	-	-	875	7,241
Construction	1,040	-	-	9,900	10,940
Consumer	6,353	-	-	660	7,013
Total loans	$ 190,602	$ 14,541	$ 5,229	$ 23,944	$ 234,316

The following table represents loans by credit quality indicator at December 31, 2011.

(In thousands)		Special	Accruing	Non
		Mention	Classified	Accrual
	Pass	Loans	Loans	Loans	Total
Commercial	$ 80,872	$ 13,956	$ 882	$ 1,935	$ 97,645
Real Estate, Commercial	103,804	3,104	3,548	5,479	115,935
Real Estate, Residential	8,095	-	-	875	8,970
Construction	7,523	-	4,569	-	12,092
Consumer	6,694	-	-	581	7,275
Total loans	$ 206,988	$ 17,060	$ 8,999	$ 8,870	$ 241,917

The following table represents past-due loans as of March 31, 2012.

(In thousands)	30-89 Days	90 Days or more	Total Past	Accruing	Non-
	Past Due and	Past Due and	Due and	Current	Accrual	Total Loan
	Still Accruing	Still Accruing	Still Accruing	Balances	Balances	Balances
Commercial	$ 3,878	$ -	$ 3,878	$ 84,910	$ 5,198	$ 93,986
Real Estate, Commercial	275	-	275	107,550	7,311	115,136
Real Estate, Residential	323	-	323	6,043	875	7,241
Construction	-	-	-	1,040	9,900	10,940
Consumer	-	-	-	6,353	660	7,013
Total loans	$ 4,476	$ -	$ 4,476	$ 205,896	$ 23,944	$ 234,316

Percentage of total loans	1.91%	0.00%	1.91%	87.87%	10.22%

The following table represents past-due loans as of December 31, 2011.

(In thousands)	30-89 Days	90 Days or more	Total Past	Accruing	Non-
	Past Due and	Past Due and	Due and	Current	Accrual	Total Loan
	Still Accruing	Still Accruing	Still Accruing	Balances	Balances	Balances
Commercial	$ 495	$ -	$ 495	$ 95,215	$ 1,935	$ 97,645
Real Estate, Commercial	1,201	-	1,201	109,255	5,479	115,935
Real Estate, Residential	1	-	1	8,094	875	8,970
Construction	-	-	-	12,092	-	12,092
Consumer	81	-	81	6,613	581	7,275
Total loans	$ 1,778	$ -	$ 1,778	$ 231,269	$ 8,870	$ 241,917

Percentage of total loans	0.73%	0.00%	0.73%	95.60%	3.67%

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. At March 31, 2012, the Company had forty impaired loan relationships totaling $29.4 million (included within the non-accrual loans discussed above) in which $21.1 million in impaired loans had a related allowance for credit losses of $4.0 million  and $8.3 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $20.6 million for the period ending March 31, 2012, and interest income recorded on impaired loans during the three months ended March 31, 2012 totaled $2 thousand, as compared to $13 thousand for the three months ended March 31, 2011.

At March 31, 2012 and December 31, 2011 respectively, the Company had no loan relationships delinquent ninety days or more and still accruing interest.

The following table represents data on impaired loans at March 31, 2012 and March 31, 2011.

(In thousands)	2012	2011
Impaired loans for which a valuation allowance has been provided	$ 21,106	$ 3,781
Impaired loans for which no valuation allowance has been provided	8,278	7,212
Total loans determined to be impaired	29,384	10,993

Allowance for loan losses related to impaired loans	3,957	1,096

Average recorded investment in impaired loans	20,635	11,391
Cash basis interest income recognized on impaired loans	$ 2	$ 13

The following table presents impaired loans by portfolio class at March 31, 2012.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While
	Investment	Balance	Allowance	Investment	Impaired
Impaired loans with a valuation allowance:
Commercial	$ 8,291	$ 8,386	$ 2,130	$ 5,609	$ -
Real Estate, Commercial	6,759	7,718	1,329	6,429	-
Real Estate, Residential	875	1,245	64	875	-
Construction	4,908	4,908	335	2,454	-
Consumer	273	273	99	254	-
Subtotal	$ 21,106	$ 22,530	$ 3,957	$ 15,621	$ -

Impaired loans with no valuation allowance:
Commercial	$ 2,149	$ 2,149	$ -	$ 1,267	2
Real Estate, Commercial	750	750	-	864	-
Real Estate, Residential	-	-	-	-	-
Construction	4,992	4,992	-	2,496	-
Consumer	387	387	-	387	-
Subtotal	$ 8,278	$ 8,278	$ -	$ 5,014	$ 2

Total Impaired loans:
Commercial	$ 10,440	$ 10,535	$ 2,130	$ 6,876	$ 2
Real Estate, Commercial	7,509	8,468	1,329	7,293	-
Real Estate, Residential	875	1,245	64	875	-
Construction	9,900	9,900	335	4,950	-
Consumer	660	660	99	641	-
Total	$ 29,384	$ 30,808	$ 3,957	$ 20,635	$ 2

The following table presents impaired loans by portfolio class at December 31, 2011.

(In thousands)				Average	Interest Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While
	Investment	Balance	Allowance	Investment	Impaired
Impaired loans with a valuation allowance:
Commercial	$ 2,649	$ 2,649	$ 705	$ 2,635	$ 12
Real Estate, Commercial	5,880	5,880	1,291	8,390	-
Real Estate, Residential	875	875	64	824	-
Construction	-	-	-	-	-
Consumer	194	194	97	196	-
Subtotal	$ 9,598	$ 9,598	$ 2,157	$ 12,045	$ 12

Impaired loans with no valuation allowance:
Commercial	$ 569	$ 569	$ -	$ 343	$ 10
Real Estate, Commercial	1,571	1,571	-	540	4
Real Estate, Residential	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	387	387	-	385	-
Subtotal	$ 2,527	$ 2,527	$ -	$ 1,268	$ 14

Total Impaired loans:
Commercial	$ 3,218	$ 3,218	$ 705	$ 2,978	$ 22
Real Estate, Commercial	7,451	7,451	1,291	8,930	4
Real Estate, Residential	875	875	64	824	-
Construction	-	-	-	-	-
Consumer	581	581	97	581	-
Total	$ 12,125	$ 12,125	$ 2,157	$ 13,313	$ 26

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

Subsequent to quarter end, the Company reached a settlement agreement with the lead/originating bank under which the parties have agreed to mutually release and forever discharge each other from any and all claims that have been asserted in the suit. The Company will record a $484 thousand charge-off, related to this credit, in the second quarter of 2012. This charge-off will also be considered by the Company in the analysis of historical loss rates within the respective portfolios and may result in an increased provision in the second quarter of 2012.

The following table provides information regarding risk elements in the loan portfolio as of March 31, 2012 and December 31, 2011

(In thousands)	March 31, 2012	December 31, 2011
Non-performing assets:
Loans past due 90 days or more and accruing
Commercial	$ -	$ -
Construction	-	-
Consumer	-	-
Total loans past due 90 days or more and accruing	-	-
Non-accrual loans:
Commercial	5,198	1,935
Real Estate, Commercial	7,311	5,479
Real Estate, Residential	875	875
Construction	9,900	-
Consumer	660	581
Total non-accrual loans(1)	23,944	8,870
Loans less than 90 days and still accruing	5,229	1,451
Restructured loans	211	1,804
Total non-performing loans	29,384	12,125
Real estate owned	6,062	5,262
Total non-performing assets	$ 35,446	17,387
Non-performing loans as a percentage of loans	12.54%	5.01%
Non-performing assets as a percentage of loans and real estate owned	14.75%	7.03%
Non-performing assets as a percentage of total assets	9.25%	4.53%

(1)     Nonaccrual loans in the table above include TDR’S totaling $ 11.6 million at March 31, 2012 and $0 at December 31, 2011.

During the three month period ended March 31, 2012 the Company experienced a $15.0 million increase in non-accrual loans. This change reflects the downgrade of seventeen credit relationships to non-accrual status totaling $15.9 million, partially offset by total charge offs of two credit relationships in the amount of $1 thousand, principal reductions on non-accrual loans of $6 thousand and one loan relationship taken into other real estate owned for $800 thousand during the three month period ended March 31, 2012. The downgraded loans consisted of eight commercial loan relationships totaling $3.3 million, four commercial real estate relationships totaling $2.6 million, six construction loan relationships totaling $9.9 million and one consumer loan relationship totaling $80 thousand.

The following tables set forth activity within the Bank’s allowance for losses by portfolio class during the three and periods ended March 31, 2012 and March 31, 2011:

Three months ended March 31, 2012 and March 31, 2011:

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Construction	Consumer	Total

Beginning Balance January 1, 2012	$ 2,930	$ 1,788	$ 173	$ -	$ 104	$ 4,995
Charge-off	-	-	-	-	(1)	(1)
Provision	992	95	(22)	335	3	1,403
Recoveries	28	-	-	-	-	28
Ending Balance March 31, 2012	$ 3,950	$ 1,883	$ 151	$ 335	$ 106	$ 6,425
15

		Commercial	Residential
Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Construction	Consumer	Total
Beginning Balance January 1, 2011	$ 1,743	$ 1,527	$ 417	$ -	$ 139	$ 3,826
Charge-off	(1,536)	-	(281)	-	-	(1,817)
Provision	943	(344)	323	-	31	953
Recoveries	-	-	-	-	-	-
Ending Balance March 31,2011	$ 1,150	$ 1,183	$ 459	$ -	$ 170	$ 2,962

                                                                                                                                             March 31, 2012                               March 31, 2011

Period-end loans outstanding $234,316 $238,002
Average loans outstanding $237,957 $239,449
Allowance as a percentage of period-end loans 2.74% 1.24%
Net charge-offs as a percentage of average loans 0.00% 0.76%

		Commercial	Residential

Allowance for Loan Losses	Commercial	Real Estate	Real Estate	Construction	Consumer	Total
Ending balance individually evaluated for impairment	$ 2,130	$ 1,329	$ 64	$ 335	$ 99	$3,957
Ending balance collectively evaluated for impairment	1,820	554	87	-	7	2,468
Ending Balance, March 31, 2012	$ 3,950	$ 1,883	$ 151	$ 335	$ 106	$6,425

		Commercial	Residential
Financing receivable:	Commercial	Real Estate	Real Estate	Consumer	Construction	Total
Ending balance	$ 93,986	$ 115,136	$ 7,241	$ 7,013	$ 10,940	$234,316
Ending balance individually evaluated for impairment	10,440	7,509	875	660	9,900	29,384
Ending balance collectively evaluated for impairment	83,546	107,627	6,366	6,353	1,040	204,932

Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan losses, the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan losses, the CAC reviews an updated loan impairment analysis on each problem loan to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan adjusted for holding and selling costs. In the event there is no recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then deduct the holding and selling costs from the discounted appraisal value.

At March 31, 2012, the Company maintained an allowance for loan loss ratio of 2.74% to period end loans outstanding, compared to 2.06% to period end loans at year end 2011. On a linked basis, our non-performing assets have increased by $18.0 million over their levels at December 31, 2011 representing a non-performing asset to total asset ratio of 9.25% at March 31, 2012 as compared to a non-performing asset to total asset ratio 4.56% at December 31, 2011.

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

For the three month period ending March 31, 2012 the Company experienced two total charge offs relating to two loan relationships totaling $1 thousand as compared to total charge-offs of eighteen loans representing ten relationship totaling $4.3 million and ten partial charge-offs relating to seven loan relationships totaling $1.3 million for the period ended December 31, 2011.

The Company modifies loans by offering a restructuring in loan terms that may include, but is not limited to, principal moratoriums and interest rate reductions. There was one loan modification classified as a troubled debt restructure during the three months ended March 31, 2012.

The following tables present loans by class which were modified as trouble debt restructurings during the three  period ended March 31, 2012, (in thousands);

Three Months ended March 31, 2012:

		Pre Modification	Post Modification
	Number of	Outstanding Recorded	Outstanding Recorded
Trouble Debt Restructuring	Loans	Investment	Investment
Construction	8	$ 9,900	$ 9,900
Total	8	$ 9,900	$ 9,900

Trouble Debt Restructuring That Subsequently Defaulted	Number of loans	Recorded Investment
	-	$ -
Total	-	$ -

There were no troubled debt restructurings during the three month period ended March 31, 2011.

NOTE 8 – Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is carried at its aggregate cash surrender value less surrender charges and totaled $6.3 million at March 31, 2012.  Income of $51 thousand was recognized on BOLI during the three month period ended March 31, 2012 as compared to $40 thousand for the three month period ended March 31, 2011. The Bank is the sole owner and beneficiary of the BOLI.

NOTE 9 – Deferred Compensation Plans

Effective January 1, 2006, the Bank adopted a Nonqualified Deferred Compensation Plan (The “Executive Plan”) and the Directors’ Fee Deferral and Death Benefit Plan (the “Directors’ Plan”).  Both plans provide for payments of deferred compensation to participants. The Company recorded $85  thousand in deferred compensation expense during the three month period ended March 31, 2012 as compared to $79 thousand for the three month period ended March 31, 2011.

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

Federal tax years 2008 through 2010 remain subject to examination as of March 31, 2012, while tax years 2007 through 2010 remain subject to examination by state taxing jurisdictions.  In the event the Company is assessed for interest and/or penalties by taxing authorities, such assessed amounts will be classified in the financial statements as income tax expense.

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, the Company determined that it is more likely than not that our deferred tax asset will be realized. As such, no valuation allowance was established for the deferred tax asset as of March 31, 2012 or December 31, 2011. The Company will continue to reassess the realizability of the deferred tax asset in future periods. If, in the future, it is determined that the Company’s deferred tax asset is not realizable, a valuation allowance may be established against the deferred tax asset, which may have a material impact on the Company’s net income in the period in which it is recorded.

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

•         Level 3.       Level 3 inputs are unobservable inputs.

The fair value of securities available for sale are determined by obtaining quoted prices on a nationally recognized securites exchange ( Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input significant to the fair value measurement.

          Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012			Fair Value Measurements at December 31, 2011
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Investment Securities
US Government Obligations	$ -	$ 86,608	$ -	$ -	$ 83,727	$ -
Total assets on a recurring basis at fair value	$ -	$ 86,608	$ -	$ -	$ 83,727	$ -

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012			Fair Value Measurements at December 31, 2011
	Quoted Prices	Significant	Significant	Quoted Prices	Significant	Significant
	in Active Markets	other	other	in Active Markets	other	other
	for Identical	Observable	Unobservable	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets	Inputs	Inputs
	(Level 1)	Level (2)	Level (3)	(Level 1)	Level (2)	Level (3)
Assets :
Impaired loans	$ -	$ 29,384	$ -	$ -	$ 12,125	$ -
Other real estate owned	-	6,062	-	-	5,262	-
Total assets on a non-recurring basis at fair value	$ -	$ 35,446	$ -	$ -	$ 17,387	$ -

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

As required by ASC 825-10-65, the estimated fair value of financial instruments at March 31, 2012 and December 31, 2011 was as follows:

		March 31, 2012		December 31, 2011
(In thousands)	Level in fair value hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$42,236	$42,236	$37,839	$37,839
Investments available for sale
Federal Agency Securities	Level 2	86,608	86,608	83,727	83,727
Loans receivable	Level 3	234,316	246,393	241,917	272,384
FHLB stock	Level 3	763	763	1,438	1,438
Bank owned life insurance	Level 3	6,257	6,257	6,206	6,206
Accrued interest receivable	Level 2	1,768	1,768	1,577	1,577
Total financial assets		$371,948	$384,025	$372,704	$403,171

Financial Liabilities:
Non-interest bearing deposits	Level 1	$38,001	$38,001	$29,963	$29,963
Interest bearing deposits	Level 2	204,238	204,238	201,066	201,066
Certificates of deposit	Level 2	99,634	97,449	99,279	97,069
FHLB advances	Level 2	10,000	10,000	25,000	25,000
Line of credit	Level 2	5,000	5,000	5,000	5,000
Subordinated debt	Level 2	3,000	3,000	3,000	3,000
Accrued interest payable	Level 2	135	135	167	167
Total financial liabilities		$360,008	$357,823	$363,475	$361,265

		Contract Value	Estimated Fair Value	Contract Value	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit		$57,559	$-	$49,568	$-

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the IASB's new IFRS 13, Fair Value Measurement.  Issuing this standard completed a major project of the Boards' joint work to improve and converge IFRS and U.S. GAAP.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 and did not have a material impact to the financial statements.

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

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 impacted the Company’s presentation of comprehensive income within the financial statements. However, it did not impact the financial statements amounts.

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

In December 2009, the Company authorized the establishment of 1 million shares of no par, $1 thousand stated value, Series A Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority with regards to dividends such that, no dividends or distributions shall be declared or paid to common shareholders for any quarter unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

In December 2011, the Company authorized the establishment of 10 thousand shares of no par, $20 stated value, Series B Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2011, the Company sold 10,000 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority with regards to dividends such that, no dividends or distributions shall be declared or paid to common shareholders for any quarter unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

NOTE 14 – Subsequent Events

 The Company has evaluated subsequent events through the filing date of this report, and has determined that, except for the following, there were no subsequent events to report in the March 31, 2012 financial statements.

Subsequent to quarter end, the Company reached a settlement agreement with the lead/originating bank under which the parties have agreed to mutually release and forever discharge each other from any and all claims that have been asserted in the suit. The Company will record a $484 thousand charge-off, related to this credit, in the second quarter of 2012. This charge-off will also be considered by the Company in the analysis of historical loss rates within the respective portfolios and may result in an increased provision in the second quarter of 2012.

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

The  factors which could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements include those items listed under “Item 1A-Risk Factors”  in both our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q and include the following factors, among others: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”);  inflation;  interest rates; market and monetary fluctuations; the timely development of new products and services by the Company and the perceived overall value of these products and services by users, including the features, pricing and quality  compared to competitors' products and services; the success of the Company in gaining regulatory approval of its products, services, dividends and of new branches, when required; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes;  the ability to continue to effectively manage costs, changes in consumer spending and saving habits; the Company’s ability to access the capital markets to maintain its regulatory capital standing and the success of the Company at managing the risks resulting from these factors.

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

At March 31, 2012, we had total assets of $383.2 million, total loans, gross of $234.3 million, total investment securities of $86.6 million and total deposits of $341.9 million compared to total assets of $383.8 million, total loans, gross of $241.9 million, total investment securities of $83.7 million and total deposits of $330.3 million at December 31, 2011. During the past two years, many of our borrowers have been adversely affected by the recession of 2008 and the subsequent slow economic recovery. As a result, we have experienced elevated levels of nonperforming assets, which have continued to increase through the first quarter of 2012. Our primary focus has turned toward managing our credit quality and capital levels while continuing to meet the credit needs of the communities served by our branches. We expect that we will not continue our historical rate of growth until the economy strengthens and our non-performing assets have returned to more normalized levels. Because of the growth in our non-performing assets, it is possible that our Federal and state regulators may decide to take a formal or informal enforcement action against the Bank. In the event of any such action, our growth may be further limited, and we may incur substantial expense in complying with any such action.

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

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities at March 31, 2012, which are expected to mature or reprice in each of the time periods shown:

(In thousands)	One Year or Less	One-Five

Years

			Over Five Years	Non-Rate Sensitive Assets/ Liabilities	Total
Interest-earning assets:
Short term investments	$ 36,500	$ -	$ -	$ -	$ 36,500
Investment securities available for sale		-	86,608	-	86,608
Loans receivable	112,782	68,356	53,178	-	234,316
Total interest-earning assets	149,282	68,356	139,786	-	357,424
Non-rate sensitive assets: Other assets	-	-	-	25,760	25,760
Total assets	$ 149,282	$ 68,356	$ 139,786	$ 25,760	$ 383,184
Interest-bearing liabilities:
Interest-bearing demand	$ 40,478	$ -	$ -	$ -	$ 40,478
Statement savings	3,663	-	-	-	3,663
Money market	160,097	-	-	-	160.097
Certificates of deposit	36,153	63,481	-	-	99,634
Subordinated debt	-	3,000	-	-	3,000
Borrowings	5,000	10,000	-	-	15,000
Total interest-bearing liabilities	245,391	76,481	-	-	321,872
Non-rate sensitive liabilities:
Non-interest bearing deposits	-	-	-	38,001	38,001
Other liabilities	-	-	-	5,178	5,178
Capital	-	-	-	18,133	18,133
Total liabilities and capital	$ 245,391	$ 76,481	$ -	$ 61,312	$ 383,184
Period GAP	$ (96,109)	$ (8,125)	$ 139,786	$ (35,552)
Cumulative interest-earning assets	$ 149,282	$ 217,638	$ 357,424
Cumulative interest-bearing liabilities	$ 245,391	$ 321,872	$ 321,872
Cumulative GAP	$ (96,109)	$ (104,234)	$ 35,552
Cumulative RSA/RSL (1)	60.83%	67.62%	111.05%

(1)                 Cumulative rate sensitive (interest-earning) assets divided by cumulative rate sensitive (interest-bearing) liabilities.

At March 31, 2012, our interest rate sensitivity gap was within Board approved guidelines.

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

The following discussion focuses on the major components of our operations and presents an overview of the significant changes in our financial condition at March 31, 2012 as compared to December 31, 2011 and our results of operations for the three month periods ended March 31, 2012 as compared to the same period in 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 were $383.2 million, a decrease of $601 thousand or .2% over December 31, 2011. This change was due to increases in cash and cash equivalents of $4.4 million, bank owned life insurance of $51 thousand, investment securities available for sale of $2.9 million, accrued interest receivable of $191 thousand, deferred taxes of $895 thousand, other real estate owned of $800 thousand and premises and equipment of $202 thousand, offset by decreases in loans receivable, net, of $9.0 million, other assets of $312 thousand and FHLB stock of $675 thousand. Management has elected to keep excess cash flow in short term, liquid assets to maintain a strong liquidity base while managing our level of capital.

Gross loans receivable at March 31, 2012, totaled $234.3 million, a decrease of $7.6 million or 3.1% from   December 31, 2011.  This change was attributable to decreases of $3.7 million in commercial loans, $1.7 million in residential real estate loans, $790 thousand in commercial real estate loans, $1.2 million in construction loans, and $260 thousand in consumer loans. The decline in gross loans represents payoffs received during the three months ended March 31, 2012 coupled with $800 thousand in other real estate owned.

See Footnote 7 to our Consolidated Financial Statements for a breakdown of the components of our loan portfolio.

Non-performing assets consist of non-accrual loans (loans on which the accrual of interest has ceased), loans over ninety days delinquent and still accruing interest, renegotiated loans, impaired loans,  and real estate owned.  Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. The Company recognized no interest income on non-accrual loans during the three month periods ended March 31, 2012 and March 31, 2011.

Impaired loans are measured based on the present value of expected future discounted cash flows, the fair value of the loan or the fair value of the underlying collateral if the loan is collateral dependent.  The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

At March 31, 2012 the Company had thirty seven loan relationships totaling $23.9 million on non-accrual status compared to twenty one relationships totaling $8.9 million on non-accrual status at December 31, 2011. During the three month period ended March 31, 2012 the Company experienced a $15.0 million increase in non-accrual loans. This change reflects the downgrade of seventeen credit relationships to non-accrual status totaling $15.9 million partially offset by total charge offs of two credit relationships in the amount of $1 thousand, principal reductions on non-accrual loans of $6 thousand and one loan relationship taken into other real estate owned for $800 thousand during the three month period ended March 31, 2012. The downgraded loans consisted of eight commercial loan relationships totaling $3.3 million, four commercial real estate relationships totaling $2.6 million, six construction loan relationships totaling $9.9 million and one consumer loan relationship totaling $80 thousand. These downgrades reflect further evidence that our borrowers continue to be adversely affected by the recession of 2008 and the subsequent slow economic recovery.

At March 31, 2012, the Company had forty impaired loan relationships totaling $29.4 million (included within the non-accrual loans discussed above) in which $21.1 million in impaired loans had a related allowance for credit losses of $4.0 million and $8.3 million in impaired loans in which there is no related allowance for credit losses. The average balance of impaired loans totaled $20.6 million as of March 31, 2012, and interest income recorded on impaired loans during the three months ended March 31, 2012 totaled $2 thousand, as compared to $13 thousand for the three months ended March 30, 2011.

There was no balance in loans 90-days past due and still accruing at March 31, 2012 and December 31 2011, respectively.

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

Subsequent to quarter end, the Company reached a settlement agreement with the lead/originating bank under which the parties have agreed to mutually release and forever discharge each other from any and all claims that have been asserted in the suit. The Company will record a $484 thousand charge-off, related to this credit, in the second quarter of 2012. This charge-off will also be considered by the Company in the analysis of historical loss rates within the respective portfolios and may result in an increased provision in the second quarter of 2012.

Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of independent loan review and related classifications. Historic loss rates and the loss rates of peer financial institutions are also considered. In evaluating the Company’s allowance for loan loss the Company maintains a Criticized Asset Committee (“CAC”) consisting of senior management that monitors problem loans and formulates collection efforts and resolution plans for each borrower. On a monthly basis the CAC meets to review each problem loan and determines if there has been any change in collateral value due to changes in market conditions. Each quarter, when calculating the allowance for loan losses, the CAC reviews an updated loan impairment analysis on each problem credit to determine if a specific provision for loan loss is warranted. Management reviews the most recent appraisal on each loan, adjusted for holding and selling costs. In the event there is no recent appraisal on file, the Company will use the aged appraisal and apply a discount factor to the appraisal then adjust the holding and selling costs from the discounted appraisal value. At March 31, 2012, the Company maintained an allowance for loan loss ratio of 2.74% to period end loans outstanding.

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

For the three month period ending March 31, 2012, the Company experienced two total charge offs relating to two loan relationships totaling $1 thousand as compared to total charge-offs of eighteen loans representing ten relationship totaling $4.3 million and ten partial charge-offs relating to seven loan relationships totaling $1.3 million for the period ended December 31, 2011.

Real estate acquired by foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  At March 31, 2012 the Company had $6.1 million in real estate owned as compared to $5.3 million at December 31, 2011.

Our investment securities are classified as available for sale. Our investment portfolio increased by $2.9 million or 3.5% to $86.6 million at March 31, 2012, from $83.7 million at December 31, 2011. The change in our investment portfolio is related to purchases of $18.5 million offset by $18.7 million in calls within our available for sale investment portfolio. See Footnote 6 to our Consolidated Financial statements for more information regarding our investment securities portfolio.

Our cash and cash equivalents increased by $4.4 million to $42.2 million at March 31, 2012 from $37.8 million at December 31, 2011. The increase reflects cash inflows from an increase in deposits, repayments of higher yielding investment securities in a lower rate environment and loan repayment and prepayments exceeding current loan funding demands. The increase in deposits reflects, in part, the Bank benefiting from merger activity involving competing institutions and resulting customer dislocation. Management has elected to keep excess cash flow in short term, liquid assets to maintain a strong liquidity base while managing our level of capital.

Total liabilities at March 31, 2012 amounted to $365.1 million, an increase of $333 thousand or .1% from December 31, 2011.  This change was primarily due to increases in total deposits of $11.6 million and unsettled securities payable of $4.0 million, representing  an investment security purchased in March with an April settlement, offset by decreases in other liabilities of $232 thousand and the payoff of $15 million in FHLB advances.

Total deposits at March 31, 2012 were $341.9 million, an increase of $11.6 million or 3.5% from December 31, 2011. The increase in deposits was attributable to an increase of $3.2 million in interest bearing deposit accounts, $8.0 million in non-interest bearing deposit accounts and $355 thousand from certificates of deposit.

The increase represents new funds deposited with the Bank, as a result of competitive pricing of deposit products coupled with the continued development of relationships with local small businesses along with the high level of individualized service provided by our team of retail branch managers.

At March 31, 2012 we had advances from the FHLB in the amount of $10.0 million as compared to FHLB advances of $25 million at December 31, 2011. The weighted average interest rate on these borrowings from the FHLB was 0.72% at March 31, 2012 and 1.14% at December 31, 2011.

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

As previously discussed, due to the increase in our non-performing assets, it is possible our Federal or state regulators may decide to take a formal or informal enforcement action against the Bank. The Company has an outstanding balance on the line of credit of $5.0 million at March 31, 2012 and at December 31, 2011 respectively, and has contributed $4.4 million as additional capital to the Bank.

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

Stockholders' equity at March 31, 2012 amounted to $18.1 million, a decrease of $934 thousand or 4.9% over December 31, 2011. This increase reflects a net loss of $395 thousand and other comprehensive loss of $537 thousand and $37 thousand in cash paid for the declaration of dividends on preferred stock for the three month period ended March 31, 2012.

Results of Operations

Net Income. We recorded a net loss for the three month period ended March 31, 2012 of $432 thousand or $0.22   per common and diluted share, (after preferred stock dividend) as compared to net income of $76 thousand or $0.04 per common and diluted share, for the same period in 2011. The change in net income for the three-month period compared to the prior period was attributable to a $450 thousand increase in provision for loan loss, a decrease of $60 thousand in net interest income, a $30 thousand decrease in non-interest income, and an increase of $297 thousand in non-interest expense, offset by a decrease in income tax expense of $333 thousand.  The net interest margin for the three-month period ended March 31, 2012 decreased by 25 basis points to 3.61% as compared to 3.86% for the same period in 2011.

Interest Income. Total interest income amounted to $4.0 million for the three-month period ended March 31, 2012, a decrease of $303 thousand or 7.1% when compared to the same period in 2011. The decrease in interest income was due to a reduction in the average yield, partially offset by volume increases in our interest-earning assets. The average yield on our interest-earning assets was 4.51% for the three month period ended March 31, 2012 compared to 5.14% during the same period in 2011.The reduction in yield in the quarterly period reflects the sustained low interest rate environment as long-term, higher yielding assets mature and are replaced with lower yielding assets.

Interest Expense. Total interest expense amounted to $838 thousand for the three-month period ended March 31, 2012, a decrease of $243 thousand or 22.5 % when compared to the same period in 2011. The decrease in interest expense resulted from lower rates paid on deposit and borrowing products when compared to the same period in 2011. The average cost of interest-bearing liabilities was 0.98% for the three-month period ended March 31, 2012 compared to 1.38% during the same period in 2011. The reduction in rate was partially offset by the increased volume of interest bearing liabilities.

Allowance for Loan Losses.   We recorded a provision for loan losses for the three month period ended March 31, 2012 of $1.4 million compared to a provision of $953 thousand for the same period in 2011. The increased provision reflects our elevated level of non-performing and classified assets. At March 31, 2012, our allowance for loan losses represented 2.74% of total loans outstanding and 21.87% of non-performing loans.

Non-Interest Income. For the three-months ended March 31, 2012, non-interest income, which is comprised principally of service charges on deposit accounts, gain on sale of loans, origination fees on residential mortgage loans sold, bank owned life insurance income, ATM fees and other miscellaneous fee income totaled $263 thousand. This represents a decrease of $30 thousand or 10.2% when compared to the same period in 2011.This decrease resulted from decreases in services charges on deposits accounts of $7 thousand and gain on sale of loans of $74 thousand, partially offset by increases in miscellaneous fee income of $40 and $11 thousand in Bank owned life insurance. The decrease in gain on sale of loans is the result of fewer loan originations reducing income earned on the sale of Small Business loans at March 31, 2012 as compared to March 31, 2011. The increase in miscellaneous fee income resulted from an increase in loan prepayment penalties and other loan fees.

Non-Interest Expense.  Non-interest expense, which is comprised principally of salaries and employee benefits, net occupancy costs, FDIC insurance premium expense, advertising costs, data processing costs and professional services and other operating costs, totaled $2.7 million for the three months ended March 31, 2012. This represents an increase of $297 thousand or 12.5% when compared to the same period in 2011. The increase in non-interest expense was primarily the result of increased salary and benefit costs of $126 thousand, net occupancy costs of $21 thousand, data processing costs of $10 thousand, advertising and promotion of $6 thousand, other real estate owned expense of $20 thousand, other operating expenses of $71 thousand, and professional services of $61 thousand, partially offset by decrease FDIC expense of $18 thousand. The increase in salary and benefit costs of $126 thousand resulted from the hiring of a marketing president in August of 2011 and additional staff added in connection with our Woodbury branch opening in March 2012. The increase in professional services of $61 thousand is related to expenses incurred for audit and tax preparation services, consulting fees, and legal fees in connection with general matters as well as matters relating to our loan portfolio.

Income Taxes.  We recorded a federal and state income tax benefit of $277 thousand during the three month period ended March 31, 2012 compared to an income tax expense of $56 thousand for the same period in 2011. The effective tax rate for the three month period ended March 31, 2012 was 41.2% compared to 33.9% for the three month period ended March 31, 2011.

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

In addition to using growth in deposits, loan repayments and the investment portfolio as a source of liquidity, we also have access to unsecured, overnight lines of credit aggregating $30.3 million, consisting of $3.0 million, on an uncommitted basis, through ACBB and $27.3 million through the FHLB of New York. The Bank has $10 million in  outstanding FHLB advances which would reduce the availability of borrowing potential to $20.3 million.   The arrangements with ACBB are for the sale of federal funds to the Bank, subject to the availability of such funds. Pursuant to a collateral agreement with the FHLB, advances under this line of credit are secured by a blanket lien on our residential mortgage and commercial loan portfolios.

At March 31, 2012, we had no outstanding balance against the overnight line of credit at ACBB. In addition, the Company has a non-revolving line of credit with ACBB for up to $5.0 million and as of March 31, 2012 and December 31, 2011 there is an outstanding balance of $5.0 million under this line.

In addition, the Bank’s membership in the FHLB provides the Bank with additional secured borrowing capacity of up to a maximum of 50% of the Bank’s total assets, subject to certain conditions.

We had cash and cash equivalents of $42.2 million at March 31, 2012 in the form of cash and due from banks.  At March 31, 2012, unused lines of credit available to our customers, committed undisbursed loan proceeds and standby letters of credit totaled $57.6 million. Certificates of deposit scheduled to mature in one year or less totaled $36.2 million at March 31, 2012.  We anticipate that we will continue to have sufficient funds available to meet the needs of our customers for deposit repayments and loan fundings.

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

The Bank was in compliance with all applicable minimum capital requirements for all periods presented. At March 31, 2012 the Bank maintained a Tier I leverage ratio of 6.02%, a Tier I risk-based capital ratio of 8.02% and a total risk-based capital ratio of 10.33%.

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

The loan agreement contains representations, warranties and covenants typical of agreements of this type, including a provision making it an event of default for the Bank to enter into any formal or informal enforcement agreement with its primary regulators. As previously discussed, due to the increase in our non-performing assets, it is possible our Federal or state regulators may decide to take a formal or informal enforcement action against the Bank.  The Company has an outstanding balance on the line of credit of $5.0 million at March 31, 2012 and at December 31, 2011 respectively, and has contributed $4.4 million as additional capital to the Bank.

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

In December 2009, the Company authorized the establishment of 1 million shares of no par, $1 thousand stated value, Series A Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2009, the Company sold 1,900 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority with regards to dividends such that, no dividends or distributions shall be declared or paid to common shareholders for any quarter unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

In December 2011, the Company authorized the establishment of 10 thousand shares of no par, $20 stated value, Series B Perpetual Non-Cumulative Convertible Preferred Stock. The preferred stock is entitled to receive, as and when declared by the Company’s Board of Directors, non-cumulative cash dividends at an annual rate of 7% of the stated value. In December 2011, the Company sold 10,000 preferred shares. The preferred stock is redeemable at the Company’s option at any time after six months from the issue date at the stated value plus any dividends declared but unpaid. The preferred shares have priority with regards to dividends such that, no dividends or distributions shall be declared or paid to common shareholders for any quarter unless full dividends on all outstanding preferred shares have been declared and paid for the most recently completed calendar quarter.

The Bank’s capital ratios at March 31, 2012 and December 31, 2011 are presented in the following table

	March 2012	December 2011
Shareholders’ equity to total assets	4.7%	5.0%
Leverage ratio	6.0%	5.9%
Risk-based capital ratios:
Tier 1	8.0%	8.0%
Total Capital	10.3%	10.3%

The Company has certain cash requirements that are independent of the Bank, such as paying certain operating expenses and dividends on outstanding preferred stock. Historically, the Company has obtained funds through dividends paid by the Bank. At March 31, 2012, the Company had unconsolidated assets of $112 thousand (exclusive of its investment in the Bank), consisting of $101 thousand in cash and $11 thousand in prepaid assets. Due to its recent losses and elevated levels of classified and non-performing assets, the Bank may not currently pay dividends to the Company without the prior approval of its regulators. If the Bank is unable to pay dividends to the Company, this may result in the Company’s inability to meet certain of its cash obligations.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement.  Commitments generally have fixed dates or other termination clauses and may require the payment of a fee.  Some of the commitments are expected to expire without being drawn upon, and the total commitments do not necessarily represent future cash requirements.  Total commitments to extend credit at March 31, 2012 were $57.6 million. We evaluate each customer’s creditworthiness on a case by case basis.  Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued to a third party for a customer.   The credit risk involved in issuing standby letters of credit is similar to that involved in extending credit to customers. We evaluate each customer’s creditworthiness on a case by case basis. Collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential and commercial real estate.  At March 31, 2012, our obligations under standby letters of credit totaled $2.0 million.

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

There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to those risk factors included under Item 1A of our Annual Report on Form 10-K, investors should consider the following information prior to making any investment decisions regarding the Company’s securities:

Our elevated level of classified and non-performing assets and recent losses may cause our regulators to take formal or informal enforcement actions against us.

Our level of non-performing assets has continued to increase through the first quarter of 2012. At March 31, 2012 our non-performing assets totaled $35.4 million, or 9.25% of our total assets. As a result, we have incurred losses for 2011 and the first quarter of 2012.  This deterioration in our operations and financial condition may result in our regulators taking a formal or informal enforcement action against the Bank. Any such action may restrict our ability to grow, and result in our incurring significant additional expense to comply with the requirements of such an action. In addition, the Bank has been informed that it may not pay dividends to the Company, nor engage in transactions that would materially change the composition of the Bank’s balance sheet (including increasing assets by 5% or more), without in each case the prior approval of the Bank’s regulators. Any additional regulatory actions may adversely effect our future results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

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

CORNERSTONE FINANCIAL CORPORATION

Date:     May 11, 2012                             By: /s/ George W. Matteo, Jr.

                                                            George W. Matteo, Jr.

                                                            President and Chief Executive Officer

                                                            (Principal Executive Officer)

Date:      May 11, 2012                           By: /s/ Keith Winchester

                                                            Keith Winchester

                                                            Executive Vice President and

                                                            Chief Financial Officer

                                                            (Principal Financial and Accounting Officer)

